Form 10-Q
period 2024-06-30
FS Specialty Lending Fund
filed 2024-08-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 455,506,155 common shares of beneficial interest outstanding as of August 1, 2024.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Specialty Lending Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,609,320 and $1,358,793, respectively)	$1,571,938	$1,414,684
Non-controlled/affiliated investments (amortized cost—$48,573 and $25,601, respectively)	29,940	7,496
Controlled/affiliated investments (amortized cost—$43,150 and $159,531, respectively)	44,627	101,016
Total investments, at fair value (amortized cost—$1,701,043 and $1,543,925, respectively)	1,646,505	1,523,196
Cash and cash equivalents	316,020	486,059
Restricted cash	41,261	6,699
Receivable for investments sold and repaid	15,620	27,860
Interest receivable	19,292	15,093
Dividends receivable	347	360
Unrealized appreciation on swap contracts	225	—
Swap income receivable	1,076	36
Prepaid expenses and other assets	207	254
Total assets	$2,040,553	$2,059,557
Liabilities
Payable for investments purchased	$49,851	$61,596
Repurchase facility payable (net of deferred financing costs of $4,530 and $5,563, respectively)(1)	395,470	394,437
Swap income payable	558	259
Shareholder distributions payable	—	27,740
Management fees payable	8,962	8,416
Administrative services expense payable	1,060	108
Interest payable	1,311	1,603
Trustees' fees payable	164	164
Other accrued expenses and liabilities	2,533	3,179
Total liabilities	459,909	497,502
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 455,506,155 and 455,506,155 shares issued and outstanding, respectively	456	456
Capital in excess of par value	3,185,784	3,185,784
Accumulated earnings (deficit)	(1,605,596)	(1,624,185)
Total shareholders' equity	1,580,644	1,562,055
Total liabilities and shareholders' equity	$2,040,553	$2,059,557
Net asset value per common share at period end	$3.47	$3.43
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$42,877	$21,599	$104,676	$51,789
Paid-in-kind interest income	3,578	7,245	4,814	11,551
Fee income	1,233	1,029	1,645	1,126
Dividend income	690	8,733	5,040	14,423
From non-controlled/affiliated investments:
Interest income	872	167	1,032	324
Paid-in-kind interest income	421	24	773	48
From controlled/affiliated investments:
Interest income	615	2,619	1,496	5,078
Paid-in-kind interest income	—	60	60	232
Total investment income	50,286	41,476	119,536	84,571
Operating expenses
Management fees	8,965	8,705	18,077	19,179
Administrative services expenses	1,535	1,359	3,070	2,679
Share transfer agent fees	919	794	1,838	1,545
Accounting and administrative fees	179	179	304	362
Interest expense(1)	9,040	5,730	18,124	18,328
Trustees' fees	164	176	328	340
Other general and administrative expenses	1,227	1,334	2,325	2,037
Total operating expenses	22,029	18,277	44,066	44,470
Less: Management fee offset(2)	(3)	(19)	(3)	(274)
Net expenses	22,026	18,258	44,063	44,196
Net investment income before taxes	28,260	23,218	75,473	40,375
Federal and state taxes	16	1,317	809	1,317
Net investment income	28,244	21,901	74,664	39,058
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	67,848	(20,947)	71,967	(29,795)
Non-controlled/affiliated	—	(21,541)	71	(32,900)
Controlled/affiliated	(59,747)	—	(59,747)	—
Net realized gain (loss) on foreign currency	—	—	—	(120)
Net realized gain (loss) on swap contracts	3,900	214	6,227	226
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(72,256)	(15,025)	(93,273)	(39,544)
Non-controlled/affiliated	(1,370)	18,089	(528)	15,528
Controlled/affiliated	74,830	(7,502)	59,992	(10,895)
Net change in unrealized appreciation (depreciation) on swap contracts	29	126	225	1,203
Net change in unrealized appreciation (depreciation) on foreign currency	(4)	34	(13)	34
Total net realized and unrealized gain (loss)	13,230	(46,552)	(15,079)	(96,263)
Net increase (decrease) in net assets resulting from operations	$41,474	$(24,651)	$59,585	$(57,205)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.09	$(0.05)	$0.13	$(0.13)
Weighted average shares outstanding	455,506,155	454,041,028	455,506,155	453,366,381
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operations
Net investment income	$28,244	$21,901	$74,664	$39,058
Net realized gain (loss) on investments, foreign currency and swap contracts	12,001	(42,274)	18,518	(62,589)
Net change in unrealized appreciation (depreciation) on investments	1,204	(4,438)	(33,809)	(34,911)
Net change in unrealized appreciation (depreciation) on swap contracts	29	126	225	1,203
Net change in unrealized appreciation (depreciation) on foreign currency	(4)	34	(13)	34
Net increase (decrease) in net assets resulting from operations	41,474	(24,651)	59,585	(57,205)
Shareholder distributions(1)
Distributions to shareholders	(39,447)	(13,624)	(40,996)	(27,208)
Net decrease in net assets resulting from shareholder distributions	(39,447)	(13,624)	(40,996)	(27,208)
Capital share transactions(2)
Reinvestment of shareholder distributions	—	5,170	—	10,388
Net increase in net assets resulting from capital share transactions	—	5,170	—	10,388
Total increase (decrease) in net assets	2,027	(33,105)	18,589	(74,025)
Net assets at beginning of period	1,578,617	1,712,828	1,562,055	1,753,748
Net assets at end of period	$1,580,644	$1,679,723	$1,580,644	$1,679,723
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company's common share transactions.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$59,585	$(57,205)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(677,656)	(91,324)
Paid-in-kind interest	(5,647)	(11,831)
Proceeds from sales and repayments of long-term investments	520,160	560,174
Net proceeds from sales (purchases) of short-term investments	22,865	—
Net realized (gain) loss on investments	(12,291)	62,695
Net change in unrealized (appreciation) depreciation on investments	33,809	34,911
Net change in unrealized (appreciation) depreciation on swap contracts	(225)	(1,203)
Accretion of discount	(4,549)	(3,112)
Amortization of deferred financing costs and discount	1,033	2,778
(Increase) decrease in receivable for investments sold and repaid	12,240	4,442
(Increase) decrease in interest receivable	(4,199)	8,190
(Increase) decrease in dividends receivable	13	519
(Increase) decrease in swap income receivable	(1,040)	(22)
(Increase) decrease in prepaid expenses and other assets	47	47
Increase (decrease) in payable for investments purchased	(11,745)	53,758
Increase (decrease) in swap income payable	299	(26)
Increase (decrease) in management fees payable	546	(2,499)
Increase (decrease) in administrative services expense payable	952	(423)
Increase (decrease) in interest payable(1)	(292)	(13,371)
Increase (decrease) in trustees' fees payable	—	12
Increase (decrease) in other accrued expenses and liabilities	(646)	(3,181)
Net cash provided by (used in) operating activities	(66,741)	543,329
Cash flows from financing activities
Shareholder distributions paid	(68,736)	(16,739)
Repayments of credit facilities(1)	—	(305,676)
Repayments under senior secured notes(1)	—	(457,075)
Deferred financing costs paid	—	(136)
Net cash provided by (used in) financing activities	(68,736)	(779,626)
Total increase (decrease) in cash, cash equivalents and restricted cash	(135,477)	(236,297)
Cash, cash equivalents and restricted cash at beginning of period	492,758	481,655
Cash, cash equivalents and restricted cash at end of period(2)	$357,281	$245,358
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$—	$10,388
Non-cash purchases of investments	$(71,247)	$(3,284)
Non-cash sales of investments	$71,247	$3,284
Federal and state taxes paid	$1,261	$3,234
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements. During the six months ended June 30, 2024 and 2023, the Company paid $17,383 and $28,921, respectively, in interest expense on the financing arrangements and Senior Secured Notes.
(2)    Includes cash and cash equivalents of $316,020 and restricted cash of $41,261. Restricted cash is the cash collateral required to be posted pursuant to the Company’s derivative contracts.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—71.6%
Acrisure, LLC	(f)	Insurance	S+325		11/6/30	$18,897	$18,834	$18,897
AI Aqua Merger Sub, Inc.	(f)	Capital Goods	S+425	0.5%	7/31/28	19,950	19,812	20,002
Aimbridge Acquisition Co. Inc.	(f)	Consumer Services	S+375		2/2/26	26,665	25,803	26,118
AIRRO (Mauritius) Holdings II	(k)(p)(r)	Energy—Power	S+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	14,940	13,748	14,944
Allied Universal Holdco LLC	(f)	Consumer Services	S+375	0.5%	5/12/28	22,845	22,571	22,783
American Auto Auction Group, LLC	(f)	Capital Goods	S+500	0.8%	12/30/27	23,860	23,605	23,878
APTIM Corp.	(f)	Commercial & Professional Services	S+750		5/23/29	27,500	27,500	28,268
Aretec Group, Inc.	(f)(q)	Financial Services	S+400		8/9/30	6,817	6,788	6,852
Auris Luxembourg III S.a r.l	(f)(k)	Health Care Equipment & Services	S+425		2/28/29	22,859	22,748	22,945
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	20,802	18,773	19,970
BCPE Empire Holdings, Inc.	(f)	Consumer Services	S+400	0.5%	12/11/28	22,344	22,418	22,376
Brock Holdings III, LLC	(f)(k)	Capital Goods	S+600	0.5%	5/2/30	8,500	8,334	8,585
CCS-CMGC Holdings, Inc.	(f)(m)(o)	Health Care Equipment & Services	S+550		10/1/25	27,695	24,501	17,796
Charlotte Buyer, Inc.	(f)	Health Care Equipment & Services	S+525	0.5%	2/11/28	17,755	17,849	17,823
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/25	2,151	2,151	2,196
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+650	1.0%	7/18/28	20,810	20,810	21,253
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/25	538	538	549
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/28	1,344	1,344	1,373
Cirque Du Soleil Holding USA Newco, Inc.	(f)(k)	Media & Entertainment	S+375	0.5%	3/8/30	8,344	8,297	8,350
Clear Channel Outdoor Holdings, Inc.	(f)(k)	Media & Entertainment	S+400		8/21/28	12,500	12,300	12,534
Clydesdale Acquisition Holdings, Inc.	(f)	Commercial & Professional Services	S+375	0.5%	4/13/29	17,361	17,274	17,420
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	24,875	24,945	24,738
Crown SubSea Communication Holding, Inc.	(f)	Capital Goods	S+475	0.8%	1/30/31	6,000	5,943	6,024
CT Technologies Intermediate Holdings, Inc.	(f)	Health Care Equipment & Services	S+425	0.8%	12/16/25	19,923	19,837	19,973
Delivery Hero Finco LLC	(k)	Consumer Services	S+500	0.5%	12/12/29	24,938	24,861	25,193
Digicel International Finance Ltd.	(f)	Telecommunication Services	S+515 (1.5% PIK, 1.5% Max PIK)	0.5%	5/25/27	20,076	19,360	19,511
Electrical Components International, Inc.	(r)	Capital Goods	S+650	2.0%	4/26/29	47,400	46,472	46,511
Electrical Components International, Inc.	(e)(r)	Capital Goods	S+650	2.0%	4/26/29	2,600	2,600	2,551
Engineered Machinery Holdings, Inc.	(f)	Capital Goods	S+375	0.8%	5/19/28	24,797	24,733	24,926
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	$24,777	$24,521	$24,657
GasLog Ltd.	(k)(r)	Energy—Midstream	7.8%		3/31/29	13,951	13,880	13,400
Gen4 Dental Partners Opco, LLC	(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	23,571	23,000	23,100
Gen4 Dental Partners Opco, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	7,857	7,857	7,700
Gen4 Dental Partners Opco, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	1,571	1,571	1,540
Global Tel Link Corp.	(f)	Technology Hardware & Equipment	S+425		11/29/25	13,994	13,618	13,926
Gold Rush Amusements, Inc.	(f)(r)	Consumer Services	S+750	2.0%	10/12/28	30,519	29,969	30,519
Guardian US Holdco, LLC	(f)	Software & Services	S+350	0.5%	1/31/30	24,800	24,828	24,676
Knowlton Development Corporation, Inc.	(f)	Household & Personal Products	S+450		8/15/28	25,935	25,298	26,038
LABL, Inc.	(f)	Commercial & Professional Services	S+500	0.5%	10/29/28	24,737	24,085	24,467
LaserShip, Inc.	(f)	Transportation	S+450	0.8%	5/7/28	6,964	6,613	5,953
Learning Care Group No. 2, Inc.	(f)	Consumer Services	S+400	0.5%	8/11/28	21,840	21,965	22,018
Level 3 Financing, Inc.	(f)(k)(q)	Telecommunication Services	S+656	2.0%	4/15/29	14,291	13,978	14,025
Mavis Tire Express Services TopCo, L.P.	(f)	Consumer Discretionary Distribution & Retail	S+375	0.8%	5/4/28	17,306	17,324	17,366
Nephron Pharmaceuticals Corp.	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+1100	1.5%	9/11/26	19,850	19,384	19,255
Nephron Pharmaceuticals Corp.	(r)	Pharmaceuticals, Biotechnology & Life Sciences	20.0% PIK (20.0% Max PIK)		9/11/26	1,110	1,110	1,042
Osaic Holdings, Inc.	(f)	Financial Services	S+400		8/17/28	4,988	4,988	5,009
Peloton Interactive, Inc.	(f)(k)	Consumer Durables & Apparel	S+600		5/23/29	25,000	24,754	25,069
Permian Production Holdings, LLC	(r)(t)	Energy—Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,081	3,850	4,071
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	13,936	11,926	4,879
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	10.0% PIK (10.0% Max PIK)		8/22/25	4,218	3,827	—
Plainfield Renewable Energy Holdings LLC	(e)(r)	Energy—Power	10.0%		8/22/25	2,709	2,709	—
PODS, LLC	(f)(q)	Transportation	S+300	0.8%	3/31/28	19,949	18,910	18,929
Pretium PKG Holdings, Inc.	(f)	Materials	S+250, 2.5% PIK (2.5% Max PIK)	1.0%	10/2/28	32,580	32,097	33,590
Pro Mach Group, Inc.	(f)	Capital Goods	S+350	1.0%	8/31/28	17,380	17,431	17,489
Proampac PG Borrower LLC	(f)	Materials	S+400	0.8%	9/15/28	22,885	22,897	22,968
RealTruck Group, Inc	(f)	Automobiles & Components	S+350	0.8%	1/31/28	24,820	24,045	24,780
Revlon Intermediate Holdings IV LLC	(f)	Household & Personal Products	S+688	1.0%	5/2/28	15,000	15,037	14,996
Ryan, LLC	(f)	Commercial & Professional Services	S+350	0.5%	11/14/30	9,819	9,842	9,872
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Ryan, LLC	(e)	Commercial & Professional Services	S+350	0.5%	11/14/30	$1,036	$1,036	$1,042
SupplyOne, Inc.	(f)	Materials	S+425		4/19/31	8,978	8,995	9,003
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+550	1.0%	5/15/28	24,423	23,439	24,438
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	24,782	23,540	23,939
United Natural Foods, Inc.	(f)(k)	Consumer Staples Distribution & Retail	S+475		5/1/31	21,000	20,589	21,096
Upstream Newco, Inc.	(f)(k)(q)	Health Care Equipment & Services	S+425		11/20/26	3,330	3,000	3,032
Varsity Brands Holding Co., LLC	(f)(q)	Consumer Durables & Apparel	S+500	1.0%	12/15/26	14,160	14,257	14,323
Wattbridge, Inc.	(f)(r)	Energy—Power	S+985	1.8%	6/30/27	43,693	43,693	42,405
Weber-Stephen Products LLC	(f)	Consumer Durables & Apparel	S+325	0.8%	10/30/27	26,202	24,048	24,437
WMK, LLC	(f)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	30,078	29,089	29,439
WMK, LLC	(e)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	4,750	4,750	4,649
Total Senior Secured Loans—First Lien							1,162,499	1,153,476
Unfunded Loan Commitments							(22,405)	(22,405)
Net Senior Secured Loans—First Lien							1,140,094	1,131,071

Senior Secured Loans—Second Lien—5.1%
Citizen Energy Operating, LLC	(f)(r)	Energy—Upstream	S+750	1.0%	6/29/27	33,000	32,604	32,729
MBS Services Holdings, LLC	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/20/30	29,689	28,682	28,131
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	20,485
Total Senior Secured Loans—Second Lien							81,823	81,345

Senior Secured Bonds—7.9%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	10,601	9,735	10,100
Aretec Escrow Issuer, Inc.	(f)	Financial Services	10.0%		8/15/30	7,000	7,000	7,622
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	25,742	23,538	24,748
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	23,568	21,624	21,280
Navios Logistics Finance, Inc.	(f)(k)	Transportation	10.8%		7/1/25	25,000	24,737	25,034
ST EIP Holdings, Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,255	9,874	9,715
Warren Resources, Inc.	(r)	Energy—Upstream	4.0%		11/30/26	30,745	30,745	25,634
Total Senior Secured Bonds							127,253	124,133
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—2.2%
Pioneer Midco, LLC	(f)(r)	Consumer Services	11.6% PIK (11.6% Max PIK)		11/18/30	$35,167	$35,167	$35,387
Total Subordinated Debt							35,167	35,387

Asset Based Finance—1.4%
Bridge Street CLO IV Ltd., Subordinated Notes	(g)(k)(r)(s)(t)	Financial Services	18.2%		4/20/37	23,700	23,619	21,566
Total Asset Based Finance							23,619	21,566

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Preferred Equity—4.6%(l)
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				2,785,562	$2,786	$—
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				20,234	12,037	9,687
NGL Energy Partners, LP, Preferred Equity	(k)(r)	Energy—Midstream	14.2%		7/2/27	24,150	25,451	30,349
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	28,561	28,170	32,038
Total Preferred Equity							68,444	72,074

Sustainable Infrastructure Investments, LLC—2.8%						Commitment Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC	(k)(o)(r)(u)	Energy—Power				$60,603	$43,150	$44,627
Total Sustainable Infrastructure Investments, LLC							43,150	44,627

Equity/Other—8.6%						Number of Shares/Units	Cost	Fair Value(d)
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Energy—Power				35	$2,652	$—
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	6,029	4,106
Arena Energy, LP, Contingent Value Rights	(o)(r)	Energy—Upstream				126,632,117	351	444
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	43,308	44,612
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(t)	Energy—Midstream				105,785	6,681	2,242
Harvest Oil & Gas Corp., Common Equity	(o)(t)	Energy—Upstream				135,062	14,418	348
Maverick Natural Resources, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				503,176	93,044	77,099
MBS Services Holdings, LLC, A-3 Units	(n)(o)(r)	Commercial & Professional Services				522,382	522	731
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream				2,187,500	3,083	1,399
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream				3,125,000	2,623	1,533
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream				781,250	576	369
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(k)(o)(r)	Energy—Midstream				546,880	$630	$344
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(t)	Energy—Upstream				1,968,861	5	1,713
Telpico, LLC, Common Equity	(n)(o)(r)(t)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	1,362
Total Equity/Other							181,493	136,302
TOTAL INVESTMENTS—104.2%							$1,701,043	1,646,505
Cash and Cash Equivalents—20.0%	(i)							316,020
Liabilities in Excess of Other Assets—(24.2%)	(j)							(381,881)
NET ASSETS—100.0%								$1,580,644

Total Return Swaps

Counterparty	Pay/Receive(h)	Underlying Reference	Type	Number of Shares	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
Nomura Global Financial Products Inc.	Receive	FS Credit Opportunities Corp. Common Stock	Equity	6,756,299	OBFR+115	Monthly	9/21/26	$39,640	$—

BNP Paribas	Receive	Aretec Group, Inc.	Loan	—	S+450	Monthly	11/12/24	7,462	24
	Receive	BCPE Empire Holdings, Inc.	Loan	—	S+400	Monthly	11/12/24	7,481	7
	Receive	Charlotte Buyer, Inc.	Loan	—	S+525	Monthly	11/12/24	7,462	14
	Receive	Clear Channel Outdoor Holdings, Inc.	Loan	—	S+350	Monthly	11/12/24	7,500	94
	Receive	Clydesdale Acquisition Holdings Inc.	Loan	—	S+368	Monthly	11/12/24	7,462	45
	Receive	Mavis Tire Express Services TopCo, L.P.	Loan	—	S+375	Monthly	11/12/24	7,463	9
	Receive	Pro Mach Group, Inc.	Loan	—	S+375	Monthly	11/12/24	7,481	32
Total									$225
__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2024, the one-month and three-month Secured Overnight Financing Rate, or SOFR, or S, was 5.34% and 5.32%, respectively, and the Overnight Bank Funding Rate, or OBFR, was 5.32%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)    Exempt from registration under Rule 144A of the Securities Act of 1933, as amended. Such securities may be deemed liquid by the investment adviser and may be resold, normally to qualified institutional buyers in transactions exempt from registration. As of June 30, 2024, the total market value of Rule 144A securities amounted to $21,566, which represented approximately 1.4% of net assets.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

(h)    Receive represents that the Company receives payments for any positive net return and makes payments for any negative net return on the underlying reference. Pay represents that the Company receives payments for any negative net return and makes payments for any positive net return on the underlying reference.
(i)    Includes $64,259 held in Allspring Government Money Market Fund with a 7-day yield of 5.3% as of June 30, 2024.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2024, 83.3% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of June 30, 2024.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within FS Power Investments II, LLC, a wholly-owned subsidiary of the Company.
(q)    Security or portion thereof unsettled as of June 30, 2024.
(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
(s)    Securities of a collateralized loan obligation (“CLO”) where an affiliate of the Company’s investment adviser serves as collateral manager and administrator (see Note 4). The fair value of the investment is inclusive of the present value of future senior management fee and subordinated management fee cash flows from the collateral manager and administrator of the CLO to the Company.
(t)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$4,816	$110	$(828)	$71	$(98)	$4,071	$297	$44
Asset Based Finance
Bridge Street CLO IV Ltd., Subordinated Notes	—	23,711	(92)	—	(2,053)	21,566	735	—
Bridge Street Warehouse CLO IV Ltd.	—	22,729	(22,729)	—	—	—	—	729
Equity/Other
GWP Midstream Holdco, LLC, Common Equity	1,661	—	—	—	581	2,242	—	—
Harvest Oil & Gas Corp., Common Equity	271	—	—	—	77	348	—	—
Permian Production Holdings, LLC, Common Equity	748	—	—	—	965	1,713	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—
	$7,496	$46,550	$(23,649)	$71	$(528)	$29,940	$1,032	$773
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
(3)    Interest and PIK income presented for the six months ended June 30, 2024.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in thousands, except share amounts)

(u)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$22,200	$—	$(19,360)	$(50,917)	$48,077	$—	$—	$—
Warren Resources, Inc.	23,823	60	(23,883)	—	—	—	1,496	60
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	39,427	—	—	—	5,200	44,627	—	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	—	—	(1,527)	1,527	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	15,566	127	(13,578)	(7,303)	5,188	—	—	—
	$101,016	$187	$(56,821)	$(59,747)	$59,992	$44,627	$1,496	$60
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
(3)    Interest and PIK income presented for the six months ended June 30, 2024.

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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Specialty Lending Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. Prior to September 29, 2023, the Company’s name was FS Energy and Power Fund. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2024. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
In May 2023, the Company announced that its board of trustees approved the Company’s transition from an investment policy of investing primarily in energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. The Company notified its shareholders of the new policy, which became effective on September 29, 2023.
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
The Company commenced transitioning the Company’s portfolio holdings away from Energy investments in May 2023, while remaining in compliance with the Company’s then-current investment policy. The Company’s allocation to Energy investments is expected to continue to decline over time through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation is dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, the Company’s access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2024 and 2023, the Company did not accrue any amount of capital gains incentive fee.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the six months ended June 30, 2024 and 2023, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the six months ended June 30, 2023 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the six months ended June 30, 2024.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
such amounts. For the six months ended June 30, 2024 and 2023, the Company recognized no structuring or other upfront fee revenue.
The Company invests in a Collateralized Loan Obligation, or CLO. Interest income from investments in the “equity” class of the CLO (in the Company's case, subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with Accounting Standards Codification Topic 325-40-35, Beneficial Interests in Securitized Financial Assets, or ASC Topic 325. The Company monitors the expected cash inflows from its equity investments in the CLO, including the expected principal repayments. The effective yield is determined and updated quarterly.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	—	$—	2,663,874	$10,388
Proceeds from Share Transactions	—	$—	2,663,874	$10,388
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
Historically, pursuant to the Company's share repurchase program, the Company offered to repurchase common shares at a price equal to the price at which common shares were issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares were issued under the Company’s distribution reinvestment plan was determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the six months ended June 30, 2024 and 2023. The Company's distribution reinvestment plan was terminated effective September 15, 2023.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Historically, any such repurchases were made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the six months ended June 30, 2024 and 2023.

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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. During the six months ended June 30, 2024 and 2023, $3 and $274, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and six months ended June 30, 2024 and 2023:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2024	2023	2024	2023
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$8,962	$8,686	$18,074	$18,905
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,535	$1,359	$3,070	$2,679
_________________________
(1)    During the six months ended June 30, 2024 and 2023, $17,528 and $21,404, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $3 and $19 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended June 30, 2024 and 2023, respectively, and $3 and $274 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, $8,962 in base management fees were payable to FS/EIG Advisor.
(2)    During the six months ended June 30, 2024 and 2023, $1,373 and $1,649, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $1,949 and $2,933 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the six months ended June 30, 2024 and 2023, respectively.

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
Bridge Street CLO IV Ltd.
The collateral manager and administrator of Bridge Street CLO IV Ltd., or Bridge Street CLO IV, or CLO issuer, FS Structured Products Advisor, LLC, or FSSPA, is an affiliate of FS/EIG Advisor. In accordance with an agreement between FSSPA and the Company, as long as the Company owns more than 4.99% of the CLO issuer’s equity, FSSPA will reimburse the Company on a quarterly basis in an amount equal to a portion of the compensation received by FSSPA from the CLO issuer, equal to the Company's percentage ownership of the CLO issuer's subordinated notes, for FSSPA's collateral management and collateral administrator services less certain administrative costs borne by FSSPA during the relevant quarter as defined in the expense reimbursement agreement.
Bridge Street Warehouse CLO IV Ltd., or Bridge Street Warehouse CLO IV, was a CLO Warehouse that commenced operations on January 26, 2024. During the warehouse phase and through April 26, 2024, Bridge Street Warehouse CLO IV financed its loan purchases using its warehouse financing facility (including a subordinated loan facility provided by the Company). On April 26, 2024, the CLO Warehouse phase terminated when the collateralized loan obligation vehicle, Bridge Street CLO IV, issued to the market various tranches of notes in the amount of $354,700, including $23,700 principal amount for subordinated notes and rights to receive cash flows from collateral management fees. On such date, Bridge Street CLO IV, following a merger with Bridge Street Warehouse CLO IV, used the proceeds from its note issuance to repay the warehouse financing facility.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the six months ended June 30, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.0300	$13,584
June 30, 2023	0.0300	13,624
Total	$0.0600	$27,208
Fiscal 2024
March 31, 2024(1)	$0.0034	$1,549
June 30, 2024	0.0866	39,447
Total	$0.0900	$40,996
_________________________
(1)    For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, collectively representing an annualized distribution rate to shareholders of 7.5%.
Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company expects to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. On July 22, 2024, the Company's board of trustees declared an enhanced cash distribution of $0.0867 per share for the second quarter of 2024, representing an annualized distribution rate to shareholders of 10.0% based on the estimated net asset value of $3.47 per share as of June 30, 2024. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15.0% of the Company’s then-current estimated net asset value beyond 2026. The Company expects a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$40,996	100%	$27,208	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$40,996	100%	$27,208	100%
_________________________
(1)    During the six months ended June 30, 2024 and 2023, 91.2% and 82.3%, respectively, of the Company's gross investment income was attributable to cash income earned, 4.7% and 14.0%, respectively, was attributable to paid-in-kind, or PIK, interest and 4.1% and 3.7%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of June 30, 2024, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $71,824 and $1,460,224, respectively.
As of June 30, 2024 and December 31, 2023, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $72,517 and $148,817, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $171,037 and $213,339, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,745,228 and $1,587,709 as of June 30, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(98,723) and $(64,513) as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company had deferred tax assets of $152,228 and $142,608, respectively, particularly resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of June 30, 2024, the Company had no deferred tax liability. As of December 31, 2023, the Company had a deferred tax liability of $2,595, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of June 30, 2024 and December 31, 2023, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $152,228 and $140,013, respectively. For the six months ended June 30, 2024 and the year ended December 31, 2023, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
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
During the six months ended June 30, 2024, the monthly average notional amounts of the Nomura TRS and the BNPP TRS were $39,744 and $52,428, respectively.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The following table presents the fair value of open swap contracts (which are not considered to be hedging instruments for accounting purposes) as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)		December 31, 2023
Instrument	Derivative Assets(1)	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Nomura Total Return Swap	$—	$—	$—	$—
BNP Paribas Total Return Swap	225	—	—	—
Total	$225	$—	$—	$—
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
The effect of swap contracts (which are not considered to be hedging instruments for accounting purposes) on the Company's statements of operations for the six months ended June 30, 2024 and 2023 were as follows:

	Net Realized Gains (Losses)(1)		Net Change in Unrealized Appreciation (Depreciation)(2)
	Six Months Ended June 30,		Six Months Ended June 30,
Instrument	2024	2023	2024	2023
Commodity Fixed Price Swaps—Crude Oil	$—	$(18)	$—	$971
Commodity Fixed Price Swaps—Natural Gas	—	244	—	232
Nomura Total Return Swap	5,817	—	—	—
BNP Paribas Total Return Swap	410	—	225	—
Total	$6,227	$226	$225	$1,203
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
The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2024:

	As of June 30, 2024 (Unaudited)
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BNP Paribas	$225	—	$225	—	—	$225
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,140,094	$1,131,071	69%	$878,013	$825,158	54%
Senior Secured Loans—Second Lien	81,823	81,345	5%	55,064	54,424	4%
Senior Secured Bonds	127,253	124,133	8%	82,793	84,468	5%
Subordinated Debt	35,167	35,387	2%	—	—	—
Asset Based Finance	23,619	21,566	1%	—	—	—
Preferred Equity	68,444	72,074	4%	252,450	259,990	17%
Sustainable Infrastructure Investments, LLC	43,150	44,627	3%	43,150	39,427	3%
Equity/Other	181,493	136,302	8%	211,461	238,729	16%
Short-Term Investments	—	—	—	20,994	21,000	1%
Total	$1,701,043	$1,646,505	100%	$1,543,925	$1,523,196	100%
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
As of June 30, 2024, the Company held investments in five portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control” and held investments in one portfolio company of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (t) and (u) to the unaudited consolidated schedule of investments as of June 30, 2024 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2024, the Company had eight senior secured loan investments with aggregate unfunded commitments of $22,405 and unfunded commitments of $18,989 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2023, the Company had five senior secured loan investments with aggregate unfunded commitments of $11,232 and unfunded commitments of $18,989 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Services	$232,631	14%	$156,089	10%
Energy—Upstream	208,497	13%	309,456	20%
Capital Goods	172,104	10%	116,454	8%
Commercial & Professional Services(1)	146,627	9%	62,036	4%
Health Care Equipment & Services	124,451	8%	73,105	5%
Energy—Midstream	91,389	6%	303,175	20%
Consumer Discretionary Distribution & Retail	67,984	4%	37,428	3%
Materials	65,561	4%	49,653	3%
Consumer Durables & Apparel	63,829	4%	—	—
Transportation	60,016	4%	30,157	2%
Energy—Power	59,519	4%	69,696	5%
Automobiles & Components	49,437	3%	39,521	3%
Consumer Staples Distribution & Retail	45,534	3%	18,830	1%
Financial Services(1)	41,049	2%	83,197	6%
Household & Personal Products	41,034	2%	20,858	1%
Telecommunication Services	33,536	2%	—	—
Software & Services(1)	24,676	1%	—	—
Media & Entertainment(1)	20,884	1%	19,829	1%
Pharmaceuticals, Biotechnology & Life Sciences	20,297	1%	19,300	1%
Insurance	18,897	1%	20,251	1%
Technology Hardware & Equipment	13,926	1%	—	—
Energy—Service & Equipment(1)	—	—	33,734	2%
U.S. Treasury	—	—	21,000	1%
Sustainable Infrastructure Investments, LLC(2)	44,627	3%	39,427	3%
Total	$1,646,505	100%	$1,523,196	100%
_____________________
(1)    FS/EIG Advisor monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the six months ended June 30, 2024, each of the three investments had their industries re-classified from Financial Services to Media & Entertainment, Commercial & Professional Services and Software & Services. During the year ended December 31, 2023, two investments had their industry re-classified from Energy—Industrials to Commercial & Professional Services, and one investment had its industry re-classified from Energy—Service & Equipment to Commercial & Professional Services.
(2)    Sustainable Infrastructure Investments, LLC is comprised of midstream and renewables assets in the Energy sector.
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans to middle market companies, broadly syndicated loans and other midstream and renewables assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration,

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
calculated and payable quarterly in arrears. As of June 30, 2024, the Company and Imperial funded approximately $49,313 to SIIJV, of which $43,150 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was on December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of Term SOFR plus a credit spread adjustment calculated by reference to the interest periods of particular loan assets per the terms of the credit agreement (or the relevant benchmark reference rate for any foreign currency borrowings) (in each case, subject to a floor of the higher of 0% and any applicable floor for particular loan assets), plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of June 30, 2024, total outstanding borrowings under the Seine Funding Facility were $103,640.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)	December 31, 2023
Total investments(1)	$135,618	$170,083
Weighted average current interest rate on debt investments(2)	7.47%	7.45%
Number of portfolio assets in SIIJV	4	6
Largest investment in a single portfolio company(1)	$55,988	$57,227
_____________________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.
Sustainable Infrastructure Investments, LLC Portfolio
As of June 30, 2024
(Unaudited)

Portfolio Company(a)(b)	Energy Industry	Rate(c)	Maturity	Principal Amount	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
Blue Heron Intermediate Holdco I, LLC	Midstream	S+188	12/31/24	$30,094	$30,094	$30,094
FLNG Liquefaction 2, LLC	Midstream	S+150	12/31/26	25,765	25,765	25,765
NES Hercules Class B Member, LLC	Renewables	S+178	1/31/28	23,771	23,771	23,771
ST EIP Holdco LLC	Midstream	S+250	11/5/24	55,988	55,988	55,988
Total Senior Secured Loans—First Lien					135,618	135,618
TOTAL INVESTMENTS—100.0%					$135,618	$135,618

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
(c)    Certain variable rate securities in SIIJV's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2024 and December 31, 2023, the three-month SOFR, or S, was 5.32% and 5.33%, respectively. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread.
(d)    Security is classified as Level 3 and fair value is determined in accordance with SIIJV’s valuation process.

Below is selected balance sheet information for SIIJV as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)	December 31, 2023
Selected Balance Sheet Information
Total investments, at fair value	$135,618	$170,949
Cash and other assets	21,985	29,089
Total assets	$157,603	$200,038
Debt	$103,640	$145,483
Other liabilities	1,915	3,406
Total liabilities	105,555	148,889
Members' equity	$52,048	$51,149
Below is selected statement of operations information for SIIJV for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selected Statement of Operations Information
Total investment income	$3,053	$5,013	$6,263	$9,811
Expenses
Interest expense	1,790	3,319	3,880	6,460
Administrative services	32	45	64	88
Custodian and accounting fees	45	58	91	103
Professional services	38	50	76	100
Other	11	10	21	20
Total expenses	1,916	3,482	4,132	6,771
Net investment income	1,137	1,531	2,131	3,040
Net realized and unrealized gain (loss)	(805)	(610)	(1,232)	1,336
Net increase (decrease) in net assets resulting from operations	$332	$921	$899	$4,376

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
As of June 30, 2024 and December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2024 (Unaudited)	December 31, 2023
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	970,196	683,716
Level 3—Significant unobservable inputs	676,309	839,480
Total	$1,646,505	$1,523,196
As of June 30, 2024 and December 31, 2023, the Company’s swap contracts were categorized as follows in the fair value hierarchy.

	June 30, 2024 (Unaudited)		December 31, 2023
Valuation Inputs	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	225	—	—	—
Level 3—Significant unobservable inputs	—	—	—	—
Total	$225	$—	$—	$—
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
The following is a reconciliation for the six months ended June 30, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Asset Based Finance	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$237,307	$54,424	$9,874	$—	$—	$259,990	$39,427	$238,458	$839,480
Accretion of discount (amortization of premium)	672	134	28	—	—	119	—	—	953
Net realized gain (loss)	(49,961)	(12)	4	—	—	63,181	—	(15,123)	(1,911)
Net change in unrealized appreciation (depreciation)	44,839	162	(5,193)	220	(2,053)	(3,910)	5,200	(72,536)	(33,271)
Purchases	101,101	26,540	30,745	35,167	45,711	1,346	—	685	241,295
Paid-in-kind interest	2,544	2,097	—	—	729	—	—	—	5,370
Sales and repayments	(86,495)	(2,000)	(109)	—	(22,821)	(248,652)	—	(15,530)	(375,607)
Transfers into Level 3(1)	—	—	—	—	—	—	—	271	271
Transfers out of Level 3(1)	—	—	—	—	—	—	—	(271)	(271)
Fair value at end of period	$250,007	$81,345	$35,349	$35,387	$21,566	$72,074	$44,627	$135,954	$676,309
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,779)	$162	$(5,193)	$220	$(2,053)	$4,802	$5,200	$(84,820)	$(84,461)

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Six Months Ended June 30, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Preferred Equity	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$443,245	$143,270	$10,074	$54,374	$400,414	$51,098	$491,730	$1,594,205
Accretion of discount (amortization of premium)	877	218	25	74	1,149	—	—	2,343
Net realized gain (loss)	(3,431)	(52)	2	4	(18,060)	—	(34,706)	(56,243)
Net change in unrealized appreciation (depreciation)	(12,082)	(888)	(32)	(45)	24,772	(949)	(55,704)	(44,928)
Purchases	24,949	—	—	—	—	—	83	25,032
Paid-in-kind interest	9,724	—	—	2,107	—	—	—	11,831
Sales and repayments	(65,394)	(17,545)	(54)	(1,000)	(106,656)	—	(39,804)	(230,453)
Transfers into Level 3(1)	—	—	—	—	—	—	810	810
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value at end of period	$397,888	$125,003	$10,015	$55,514	$301,619	$50,149	$362,409	$1,302,597
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(14,618)	$(1,039)	$(32)	$(45)	$8,653	$(949)	$(85,754)	$(93,784)
______________
(1)    Transfers into and out of Level 3 are deemed to have occurred as a result of, among other factors, changes in liquidity, the depth and consistency of prices from third-party pricing services and the existence of observable trades in the market. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the six months ended June 30, 2024 and 2023, transfers into or out of Level 3 were due to decreased or increased price transparency.

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2024 and December 31, 2023 were as follows:

Type of Investment	Fair Value at June 30, 2024 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$235,063	Market Comparables	Market Yield (%)	8.3%-24.4%	13.6%
	14,944	Other(2)
Senior Secured Loans—Second Lien	81,345	Market Comparables	Market Yield (%)	11.7%-15.7%	13.9%
Senior Secured Bonds	35,349	Market Comparables	Market Yield (%)	7.6%-12.7%	11.1%
Subordinated Debt	35,387	Market Comparables	Market Yield (%)	11.7%-12.2%	11.9%
Asset Based Finance	21,566	Discounted Cash Flow	Discount Rate (%)	17.7%-18.8%	18.3%
Preferred Equity	72,074	Market Comparables	Market Yield (%)	11.0%-17.3%	14.1%
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
Sustainable Infrastructure Investments, LLC	44,627	Other(2)
Equity/Other	54,766	Market Comparables	EBITDA Multiples (x)	2.5x-11.3x	6.6x
			Production Multiples (MMcfe/d)	$3,000.0-$3,600.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.8x-0.8x	0.8x
			PV-10 Multiples (x)	1.7x-1.9x	1.8x
	77,543	Discounted Cash Flow	Discount Rate (%)	8.0%-12.0%	10.0%
	3,645	Option Valuation Model	Volatility (%)	50.0%-60.0%	55.0%
Total	$676,309

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
Note 9. Financing Arrangement
The following tables present a summary of information with respect to the Company’s outstanding financing arrangement as of June 30, 2024 and December 31, 2023. For additional information regarding the financing arrangement, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023. Any significant changes to the Company’s financing arrangement during the six months ended June 30, 2024 are discussed below.

	As of June 30, 2024 (Unaudited)
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangement (continued)
For the six months ended June 30, 2024 and 2023, the components of total interest expense for the Company's financing arrangements were as follows:

	Six Months Ended June 30,
	2024			2023
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Barclays Facility	$17,091	$1,033	$18,124	$—	$—	$—
JPMorgan Facility(3)	—	—	—	2,790	238	3,028
Senior Secured Notes(4)	—	—	—	12,760	2,540	15,300
Total	$17,091	$1,033	$18,124	$15,550	$2,778	$18,328
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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2024, were $400,000 and 8.50%, respectively. As of June 30, 2024, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 8.74%.
The Company’s average borrowings and weighted average interest rate for the period from January 1, 2023 to May 15, 2023, the date on which the Company redeemed 100% of the issued and outstanding Senior Secured Notes, were $557,446 and 7.49%, respectively. As of June 30, 2023, the Company had no outstanding borrowings.
Under its financing arrangements, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2024 and December 31, 2023.
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
On September 6, 2023, FSSL Finance BB Seller entered into a Master Confirmation in respect of Repurchase Transactions with Barclays, or the Confirmation, which supplements and is subject to the Master Repurchase Agreement, dated as of September 6, 2023, between FSSL Finance BB Seller and Barclays, or the Master Repurchase Agreement, and such Master Repurchase Agreement, as supplemented and evidenced by the Confirmation, or the Repurchase Agreement. Pursuant to the Repurchase Agreement, on one or more occasions beginning September 6, 2023, Barclays began purchasing the Notes held by FSSL Finance BB Seller for an aggregate purchase price of $400,000 outstanding as of June 30, 2024, which price may, subject to satisfaction of certain conditions, increase from time to time up to the maximum aggregate purchase price of $500,000. The scheduled Repurchase Date is September 6, 2026.
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
As of June 30, 2024, Notes in an aggregate principal amount of $400,000 had been purchased by FSSL Finance BB Seller from FSSL Finance BB AssetCo and subsequently sold to Barclays under the Barclays Facility for aggregate proceeds of $395,470. The carrying amount outstanding under the Barclays Facility approximates its fair value. The Company funded the purchase of Notes by FSSL Finance BB Seller through a capital contribution to FSSL Finance BB Seller. The Notes issued by FSSL Finance BB AssetCo and purchased by FSSL Finance BB Seller eliminate in consolidation on the Company's financial statements.
The Company incurred costs of $6,199 in connection with obtaining the Barclays Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays Facility. As of June 30, 2024, $4,530 of such deferred financing costs had yet to be amortized to interest expense.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Six Months Ended June 30, 2024 (Unaudited)	Year Ended December 31, 2023
Per Share Data:(1)
Net asset value, beginning of period	$3.43	$3.88
Results of operations(2)
Net investment income	0.16	0.18
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.03)	(0.44)
Net increase (decrease) in net assets resulting from operations	0.13	(0.26)
Shareholder distributions(3)
Distributions from net investment income	(0.09)	(0.19)
Net decrease in net assets resulting from shareholder distributions	(0.09)	(0.19)
Capital share transactions
Issuance of common shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.47	$3.43
Shares outstanding, end of period	455,506,155	455,506,155
Total return(5)	3.79%	(6.89)%
Total return (without assuming reinvestment of distributions)(5)	3.79%	(6.70)%
Ratio/Supplemental Data:
Net assets, end of period	$1,580,644	$1,562,055
Ratio of net investment income to average net assets(6)(7)	9.51%	4.77%
Ratio of total operating expenses to average net assets(6)	5.72%	4.50%
Ratio of management fee offset to average net assets(6)	(0.00)%	(0.02)%
Ratio of net operating expenses to average net assets(6)	5.72%	4.48%
Ratio of interest expense to average net assets(6)	2.31%	1.39%
Portfolio turnover(8)	36.45%	45.84%
Total amount of senior securities outstanding, exclusive of treasury securities	$400,000	$400,000
Asset coverage per unit(9)	$4,952	$4,905
Asset coverage ratio(9)	4.95	4.91
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights (continued)

(6)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2024 are annualized. Annualized ratios for the six months ended June 30, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 9.51% and 4.75% for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Portfolio turnover for the six months ended June 30, 2024 is not annualized.
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
In May 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in Energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. We commenced transitioning our portfolio holdings away from Energy investments in May 2023, while remaining in compliance with our then-current investment policy. Following a shareholder notice period, the new policy became effective on September 29, 2023. Our allocation to Energy investments is expected to continue to decline over time through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation is dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, our access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
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
Expected Distributions
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distributions declared for the quarters ended September 30, 2023 and December 31, 2023 each represented an annualized distribution rate of approximately 7.5% and the enhanced distribution rate for the quarter ended March 31, 2024 represented an annualized distribution rate of approximately 10.0%, in each case based on the then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 10.0%, 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2024, 2025, and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2024 and for the Year Ended December 31, 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2024:

Net Investment Activity	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
Purchases	$417,209		$748,903
Sales and Repayments	(459,290)		(591,407)
Net Portfolio Activity	$(42,081)		$157,496

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$280,498	67%	$545,902	73%
Senior Secured Loans—Second Lien	—	—	26,540	3%
Senior Secured Bonds	30,745	7%	43,512	6%
Subordinated Debt	35,167	9%	35,167	5%
Asset Based Finance	25,711	6%	45,711	6%
Preferred Equity	1,300	0%	1,346	0%
Equity/Other	43,788	11%	50,725	7%
Total	$417,209	100%	$748,903	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024 (Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,140,094	$1,131,071	69%	$878,013	$825,158	54%
Senior Secured Loans—Second Lien	81,823	81,345	5%	55,064	54,424	4%
Senior Secured Bonds	127,253	124,133	8%	82,793	84,468	5%
Subordinated Debt	35,167	35,387	2%	—	—	—
Asset Based Finance	23,619	21,566	1%	—	—	—
Preferred Equity	68,444	72,074	4%	252,450	259,990	17%
Sustainable Infrastructure Investments, LLC	43,150	44,627	3%	43,150	39,427	3%
Equity/Other	181,493	136,302	8%	211,461	238,729	16%
Short-Term Investments	—	—	—	20,994	21,000	1%
Total	$1,701,043	$1,646,505	100%	$1,543,925	$1,523,196	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Number of Portfolio Companies	80	65
% Variable Rate (based on fair value)	72.0%	54.8%
% Fixed Rate (based on fair value)	12.6%	9.9%
% Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	11.2%	19.8%
% Non-Income Producing Preferred Equity and Equity/Other Investments (based on fair value)	4.2%	15.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	98.2%	90.6%
% of Investments on Non-Accrual (based on fair value)	1.4%	11.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.8%	7.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.7%	10.2%
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. See "Expected Distributions" above for a discussion of the enhanced quarterly distributions paid and expected to be paid, subject to applicable legal restrictions and the sole discretion of our board of trustees. For the six months ended June 30, 2024 and the year ended December 31, 2023, our total return was 3.79% and (6.89)%, respectively, and our total return without assuming reinvestment of distributions was 3.79% and (6.70%), respectively.
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
The following table presents certain selected information regarding our Direct Originations as of June 30, 2024 and December 31, 2023:

Characteristics of All Direct Originations held in Portfolio	June 30, 2024	December 31, 2023
Number of Portfolio Companies	27	27
% of Investments on Non-Accrual (based on fair value)	0.8%	21.6%
Total Cost of Direct Originations	$687,639	$852,706
Total Fair Value of Direct Originations	$640,922	$839,480
% of Total Investments, at Fair Value	38.9%	55.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.9%	5.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	9.5%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$640,922	39%	$839,480	55%
Broadly Syndicated/Other	1,005,583	61%	683,716	45%
Total	$1,646,505	100%	$1,523,196	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,385,959	84%	1,132,772	75%
3	145,251	9%	173,486	11%
4	81,978	5%	158,773	10%
5	33,317	2%	58,165	4%
Total	$1,646,505	100%	$1,523,196	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenues
Our investment income for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$44,364	88%	$24,385	59%	$107,204	90%	$57,191	68%
Paid-in-kind interest income	3,999	8%	7,329	18%	5,647	5%	11,831	14%
Fee income	1,233	3%	1,029	2%	1,645	1%	1,126	1%
Dividend income	690	1%	8,733	21%	5,040	4%	14,423	17%
Total investment income(1)	$50,286	100%	$41,476	100%	$119,536	100%	$84,571	100%
_____________________________
(1)     Such revenues represent $43,528 and $32,297 of cash income earned as well as $6,758 and $9,179 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2024 and 2023, respectively, and represent $108,969 and $69,628 of cash income earned as well as $10,567 and $14,943 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2024 and 2023, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The increase in the amount of interest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to interest received on certain preferred equity positions. The decrease in the amount of PIK income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to certain investments being placed on non-accrual and the divestiture of certain investments earning PIK income.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in the amount of fee income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the increase in prepayment activity and miscellaneous fees during the period.
The decrease in the amount of dividend income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the decrease in dividends paid with respect to our investments in certain common equities.

Expenses
Our operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$8,965	$8,705	$18,077	$19,179
Administrative services expenses	1,535	1,359	3,070	2,679
Share transfer agent fees	919	794	1,838	1,545
Accounting and administrative fees	179	179	304	362
Interest expense	9,040	5,730	18,124	18,328
Trustees' fees	164	176	328	340
Expenses associated with our independent audit and related fees	141	136	281	264
Legal fees	470	138	691	237
Printing fees	172	125	452	225
Other	444	935	901	1,311
Total operating expenses	22,029	18,277	44,066	44,470
Less: Management fee offset	(3)	(19)	(3)	(274)
Net operating expenses before taxes	22,026	18,258	44,063	44,196
Federal and state taxes	16	1,317	809	1,317
Total net expenses, including federal and state taxes	$22,042	$19,575	$44,872	$45,513
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2024 and 2023 (not annualized):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Ratio of operating expenses and federal and state taxes to average net assets	1.41%	1.14%	2.86%	2.62%
Ratio of management fee offset to average net assets	(0.00)%	(0.00)%	(0.00)%	(0.02)%
Ratio of net operating expenses and federal and state taxes to average net assets	1.41%	1.14%	2.86%	2.60%
Ratio of interest expense and federal and state taxes to average net assets	(0.58)%	(0.41)%	(1.21)%	(1.13)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.83%	0.73%	1.65%	1.47%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as SOFR, leverage utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $3 and $19 for the three months ended June 30, 2024 and 2023, respectively, and $3 and $274 for the six months ended June 30, 2024 and 2023, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and six months ended June 30, 2024 and 2023.
Net Investment Income
Our net investment income totaled $28,244 ($0.06 per share) and $21,901 ($0.05 per share) for the three months ended June 30, 2024 and 2023, respectively, and $74,664 ($0.16 per share) and $39,058 ($0.09 per share) for the six months ended June 30, 2024 and 2023, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency and swap contracts for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments(1)	$8,101	$(42,488)	$12,291	$(62,695)
Net realized gain (loss) on foreign currency	—	—	—	(120)
Net realized gain (loss) on swap contracts	3,900	214	6,227	226
Total net realized gain (loss)	$12,001	$(42,274)	$18,518	$(62,589)
_________________________
(1)    We sold investments and received principal repayments, other than short-term investments and U.S. government obligations, of $351,590 and $107,700, respectively, during the three months ended June 30, 2024 and $106,211 and $166,109, respectively, during the three months ended June 30, 2023. We sold investments and received principal repayments of $420,337 and $171,070, respectively, during the six months ended June 30, 2024 and $304,217 and $255,957, respectively, during the six months ended June 30, 2023.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$1,204	$(4,438)	$(33,809)	$(34,911)
Net change in unrealized appreciation (depreciation) on swap contracts	29	126	225	1,203
Net change in unrealized appreciation (depreciation) on foreign currency	(4)	34	(13)	34
Total net change in unrealized appreciation (depreciation)	$1,229	$(4,278)	$(33,597)	$(33,674)
During the three and six months ended June 30, 2024 and 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $41,474 ($0.09 per share) and $(24,651) ($(0.05) per share), respectively. For the six months ended June 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $59,585 ($0.13 per share) and $(57,205) ($(0.13) per share), respectively.
This “Results of Operations” section should be read in conjunction with “Expected Distributions” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2024, we had $316,020 in cash and cash equivalents, which we held in custodial accounts and a money market fund, and $100,000 in borrowings available under our financing arrangement. As of June 30, 2024, we also had broadly syndicated investments that could be sold to create additional liquidity. As of June 30, 2024, we had eight senior secured loan investments with aggregate unfunded commitments of $22,405 and unfunded commitments of $18,989 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
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

This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “Expected Distributions” above and “—Financing Arrangement” below.
Financing Arrangement
The following table presents a summary of information with respect to our outstanding financing arrangement as of June 30, 2024:

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
The following table reflects the cash distributions per share that we have declared on our common shares during the six months ended June 30, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.0300	$13,584
June 30, 2023	0.0300	13,624
Total	$0.0600	$27,208
Fiscal 2024
March 31, 2024(1)	$0.0034	$1,549
June 30, 2024	0.0866	39,447
Total	$0.0900	$40,996
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
Valuation of CLO subordinated notes considers a variety of relevant factors, including recent purchases and sales known to FS/EIG Advisor in similar securities and output from a third-party financial model. The third-party financial model contains detailed information on the characteristics of CLOs, including recent information about assets and liabilities, and is used to project future cash flows. Key inputs to the model include assumptions for future loan default rates, recovery rates, prepayment rates, reinvestment rates and discount rates. These are determined by considering both observable and third-party market data and prevailing general market assumptions and conventions.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the six months ended June 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 72.0% of our portfolio investments (based on fair value) paid variable interest rates, 12.6% paid fixed interest rates, 11.2% were income producing preferred equity and equity/other investments and the remaining 4.2% consisted of non-income producing preferred equity and equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of June 30, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(13,235)	$(4,000)	$(9,235)	(7.5)%
No change	—	—	—	—
Up 100 basis points	$9,449	$4,000	$5,449	4.4%
Up 300 basis points	$33,005	$12,000	$21,005	17.0%
Up 500 basis points	$56,561	$20,000	$36,561	29.7%
___________________
(1)     Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)     Assumes current debt outstanding as of June 30, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2024 and 2023, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101.DEF*    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*    Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2024.

FS Specialty Lending Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)