Form 10-Q
period 2024-09-30
FS Specialty Lending Fund
filed 2024-11-13
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 455,506,155 common shares of beneficial interest outstanding as of November 1, 2024.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Specialty Lending Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,660,913 and $1,358,793, respectively)	$1,613,523	$1,414,684
Non-controlled/affiliated investments (amortized cost—$52,390 and $25,601, respectively)	32,205	7,496
Controlled/affiliated investments (amortized cost—$43,150 and $159,531, respectively)	46,324	101,016
Total investments, at fair value (amortized cost—$1,756,453 and $1,543,925, respectively)	1,692,052	1,523,196
Cash and cash equivalents	235,083	486,059
Restricted cash	39,244	6,699
Receivable for investments sold and repaid	1,487	27,860
Interest receivable	17,346	15,093
Dividends receivable	352	360
Swap income receivable	628	36
Prepaid expenses and other assets	128	254
Total assets	$1,986,320	$2,059,557
Liabilities
Payable for investments purchased	$21,087	$61,596
Repurchase facility payable (net of deferred financing costs of $4,008 and $5,563, respectively)(1)	395,992	394,437
Unrealized depreciation on swap contracts	13	—
Swap income payable	263	259
Shareholder distributions payable	—	27,740
Management fees payable	8,761	8,416
Administrative services expense payable	1,186	108
Interest payable	1,341	1,603
Trustees' fees payable	164	164
Other accrued expenses and liabilities	2,524	3,179
Total liabilities	431,331	497,502
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 455,506,155 and 455,506,155 shares issued and outstanding, respectively	456	456
Capital in excess of par value	3,185,784	3,185,784
Accumulated earnings (deficit)	(1,631,251)	(1,624,185)
Total shareholders' equity	1,554,989	1,562,055
Total liabilities and shareholders' equity	$1,986,320	$2,059,557
Net asset value per common share at period end	$3.41	$3.43
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$41,412	$26,497	$146,088	$78,286
Paid-in-kind interest income	2,979	2,232	7,793	13,783
Fee income	1,977	586	3,622	1,712
Dividend income	5,181	334	10,221	14,757
From non-controlled/affiliated investments:
Interest income	1,122	74	2,154	398
Paid-in-kind interest income	55	25	828	73
From controlled/affiliated investments:
Interest income	12	609	1,508	5,687
Paid-in-kind interest income	—	86	60	318
Total investment income	52,738	30,443	172,274	115,014
Operating expenses
Management fees	8,764	7,778	26,841	26,957
Administrative services expenses	1,552	1,887	4,622	4,566
Share transfer agent fees	929	820	2,767	2,365
Accounting and administrative fees	148	82	452	444
Interest expense(1)	9,086	738	27,210	19,066
Trustees' fees	164	163	492	503
Other general and administrative expenses	1,050	1,486	3,375	3,524
Total operating expenses	21,693	12,954	65,759	57,425
Less: Management fee offset(2)	(3)	(63)	(6)	(337)
Net expenses	21,690	12,891	65,753	57,088
Net investment income before taxes	31,048	17,552	106,521	57,926
Federal and state taxes	114	834	923	2,150
Net investment income	30,934	16,718	105,598	55,776
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(4,303)	6,553	67,664	(23,242)
Non-controlled/affiliated	77	(163)	148	(33,063)
Controlled/affiliated	(3,604)	—	(63,351)	—
Net realized gain (loss) on foreign currency	—	(3)	—	(123)
Net realized gain (loss) on swap contracts	830	(138)	7,057	88
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(10,008)	3,530	(103,281)	(36,013)
Non-controlled/affiliated	(1,552)	253	(2,080)	15,781
Controlled/affiliated	1,697	(53,363)	61,689	(64,259)
Net change in unrealized appreciation (depreciation) on swap contracts	(238)	(803)	(13)	400
Net change in unrealized appreciation (depreciation) on foreign currency	4	(7)	(9)	27
Total net realized and unrealized gain (loss)	(17,097)	(44,141)	(32,176)	(140,404)
Net increase (decrease) in net assets resulting from operations	$13,837	$(27,423)	$73,422	$(84,628)
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.03	$(0.06)	$0.16	$(0.19)
Weighted average shares outstanding	455,506,155	455,401,486	455,506,155	454,052,204
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operations
Net investment income	$30,934	$16,718	$105,598	$55,776
Net realized gain (loss) on investments, foreign currency and swap contracts	(7,000)	6,249	11,518	(56,340)
Net change in unrealized appreciation (depreciation) on investments	(9,863)	(49,580)	(43,672)	(84,491)
Net change in unrealized appreciation (depreciation) on swap contracts	(238)	(803)	(13)	400
Net change in unrealized appreciation (depreciation) on foreign currency	4	(7)	(9)	27
Net increase (decrease) in net assets resulting from operations	13,837	(27,423)	73,422	(84,628)
Shareholder distributions(1)
Distributions to shareholders	(39,492)	—	(80,488)	(27,208)
Net decrease in net assets resulting from shareholder distributions	(39,492)	—	(80,488)	(27,208)
Capital share transactions(2)
Reinvestment of shareholder distributions	—	5,161	—	15,549
Net increase in net assets resulting from capital share transactions	—	5,161	—	15,549
Total increase (decrease) in net assets	(25,655)	(22,262)	(7,066)	(96,287)
Net assets at beginning of period	1,580,644	1,679,723	1,562,055	1,753,748
Net assets at end of period	$1,554,989	$1,657,461	$1,554,989	$1,657,461
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)See Note 3 for a discussion of the Company's common share transactions.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$73,422	$(84,628)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(922,131)	(253,471)
Paid-in-kind interest	(8,681)	(14,174)
Proceeds from sales and repayments of long-term investments	706,762	685,682
Net proceeds from sales (purchases) of short-term investments	22,865	—
Net realized (gain) loss on investments	(4,461)	56,305
Net change in unrealized (appreciation) depreciation on investments	43,672	84,491
Net change in unrealized (appreciation) depreciation on swap contracts	13	(400)
Accretion of discount	(6,882)	(4,484)
Amortization of deferred financing costs and discount	1,555	2,903
(Increase) decrease in receivable for investments sold and repaid	26,373	6,246
(Increase) decrease in interest receivable	(2,253)	11,413
(Increase) decrease in dividends receivable	8	527
(Increase) decrease in swap income receivable	(592)	54
(Increase) decrease in prepaid expenses and other assets	126	47
Increase (decrease) in payable for investments purchased	(40,509)	50,847
Increase (decrease) in swap income payable	4	144
Increase (decrease) in management fees payable	345	(3,470)
Increase (decrease) in administrative services expense payable	1,078	18
Increase (decrease) in interest payable(1)	(262)	(12,758)
Increase (decrease) in trustees' fees payable	—	(1)
Increase (decrease) in other accrued expenses and liabilities	(655)	(1,621)
Net cash provided by (used in) operating activities	(110,203)	523,670
Cash flows from financing activities
Shareholder distributions paid	(108,228)	(25,202)
Borrowings under repurchase facility(1)	—	80,000
Repayments of credit facilities(1)	—	(305,676)
Repayments under senior secured notes(1)	—	(457,075)
Deferred financing costs paid	—	(5,634)
Net cash provided by (used in) financing activities	(108,228)	(713,587)
Total increase (decrease) in cash, cash equivalents and restricted cash	(218,431)	(189,917)
Cash, cash equivalents and restricted cash at beginning of period	492,758	481,655
Cash, cash equivalents and restricted cash at end of period(2)	$274,327	$291,738
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$—	$15,549
Non-cash purchases of investments	$(71,247)	$(3,284)
Non-cash sales of investments	$71,247	$3,284
Federal and state taxes paid	$1,374	$3,596
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements. During the nine months ended September 30, 2024 and 2023, the Company paid $25,917 and $28,921, respectively, in interest expense on the financing arrangements and Senior Secured Notes.
(2)    Includes $235,083 and $289,738 of cash and cash equivalents and $39,244 and $2,000 of restricted cash as of September 30, 2024 and 2023, respectively. Restricted cash is the cash collateral required to be posted pursuant to the Company’s derivative contracts.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—77.8%
Acrisure, LLC	(f)	Insurance	S+325		11/6/30	$18,849	$18,789	$18,702
AI Aqua Merger Sub, Inc.	(f)	Capital Goods	S+350	0.5%	7/31/28	19,950	19,818	19,949
Aimbridge Acquisition Co. Inc.	(f)	Consumer Services	S+375		2/2/26	26,595	25,844	25,999
Allied Universal Holdco LLC	(f)	Consumer Services	S+375	0.5%	5/12/28	22,786	22,528	22,590
American Auto Auction Group, LLC	(f)	Capital Goods	S+500	0.8%	12/30/27	23,799	23,560	23,933
Ansira Partners, Inc.	(r)	Media & Entertainment	S+675	1.5%	7/1/29	393	295	383
Ansira Partners, Inc.	(f)(r)	Media & Entertainment	S+675	1.5%	7/1/29	36,323	35,432	35,415
Ansira Partners, Inc.	(e)(r)	Media & Entertainment	S+675	1.5%	7/1/29	3,534	3,534	3,446
APTIM Corp.	(f)	Commercial & Professional Services	S+750		5/23/29	27,500	27,500	27,775
Aretec Group, Inc.	(f)	Financial Services	S+400		8/9/30	6,800	6,772	6,671
Auris Luxembourg III S.a r.l	(f)(k)	Health Care Equipment & Services	S+425		2/28/29	22,802	22,697	22,838
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	20,748	18,817	20,315
BCPE Empire Holdings, Inc.	(f)	Consumer Services	S+400	0.5%	12/11/28	22,288	22,359	22,323
Brock Holdings III, LLC	(f)(k)	Capital Goods	S+600	0.5%	5/2/30	8,500	8,339	8,589
CCS-CMGC Holdings, Inc.	(f)(m)(o)	Health Care Equipment & Services	S+550		10/1/25	27,622	24,430	17,525
Charlotte Buyer, Inc.	(f)	Health Care Equipment & Services	S+475	0.5%	2/11/28	17,755	17,844	17,913
Chinos Intermediate 2, LLC	(q)	Consumer Discretionary Distribution & Retail	S+600		9/17/31	16,000	15,720	16,120
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/25	2,145	2,151	2,179
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+650	1.0%	7/18/28	20,758	20,758	21,031
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/28	538	538	542
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/25	538	538	545
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/28	806	806	813
Cirque Du Soleil Holding USA Newco, Inc.	(f)(k)	Media & Entertainment	S+375	0.5%	3/8/30	8,324	8,278	8,234
Clear Channel Outdoor Holdings, Inc.	(f)(k)	Media & Entertainment	S+400		8/21/28	12,500	12,307	12,489
Cop Village Green Acquisitions, Inc.	(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	12,739	12,495	12,495
Cop Village Green Acquisitions, Inc.	(e)(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	9,762	9,762	9,762
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	24,813	24,879	23,616
Crown SubSea Communication Holding, Inc.	(f)	Capital Goods	S+400	0.8%	1/30/31	5,985	5,929	6,029
Delivery Hero Finco LLC	(k)	Consumer Services	S+500	0.5%	12/12/29	24,875	24,802	25,019
Digicel International Finance Ltd.	(f)	Telecommunication Services	S+515 (1.5% PIK, 1.5% Max PIK)	0.5%	5/25/27	20,154	19,486	19,983
Electrical Components International, Inc.	(f)(r)	Capital Goods	S+650	2.0%	5/10/29	47,282	46,390	46,395
Electrical Components International, Inc.	(e)(r)	Capital Goods	S+650	2.0%	5/10/29	2,600	2,600	2,551
Engineered Machinery Holdings, Inc.	(f)	Capital Goods	S+375	0.8%	5/19/28	24,733	24,673	24,845
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	$24,713	$24,478	$24,493
GasLog Ltd.	(k)(r)	Energy—Midstream	7.8%		3/31/29	7,523	7,487	7,379
Gen4 Dental Partners Opco, LLC	(f)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	23,513	22,955	23,042
Gen4 Dental Partners Opco, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	9,428	9,428	9,240
Gold Rush Amusements, Inc.	(f)(r)	Consumer Services	S+750	2.0%	10/12/28	30,442	29,915	30,480
Guardian US Holdco, LLC	(f)	Software & Services	S+350	0.5%	1/31/30	24,738	24,765	24,622
Knowlton Development Corporation, Inc.	(f)	Household & Personal Products	S+450		8/15/28	25,935	25,327	25,988
LABL, Inc.	(f)	Commercial & Professional Services	S+500	0.5%	10/29/28	24,674	24,049	24,166
Learning Care Group No. 2, Inc.	(f)	Consumer Services	S+400	0.5%	8/11/28	21,786	21,905	21,929
Level 3 Financing, Inc.	(f)(k)	Telecommunication Services	S+656	2.0%	4/15/29	19,291	18,897	19,727
M2S Group Intermediate Holdings, Inc.		Materials	S+475	0.5%	8/25/31	30,000	27,927	28,875
Mavis Tire Express Services TopCo, L.P.	(f)	Consumer Discretionary Distribution & Retail	S+350	0.8%	5/4/28	17,263	17,280	17,274
MedImpact Healthcare Systems, Inc.	(f)	Health Care Equipment & Services	S+725		3/31/28	24,684	22,381	24,313
Nephron Pharmaceuticals Corp.	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+1100	1.5%	9/11/26	19,745	19,324	19,105
Nephron Pharmaceuticals Corp.	(r)	Pharmaceuticals, Biotechnology & Life Sciences	20.0% PIK (20.0% Max PIK)		9/11/26	1,161	1,161	1,146
Onbe, Inc.	(f)(r)	Financial Services	S+550	1.0%	7/25/31	38,000	37,263	37,240
Osaic Holdings, Inc.	(f)	Financial Services	S+400		8/17/28	4,975	4,975	4,927
Peloton Interactive, Inc.	(f)(k)	Consumer Durables & Apparel	S+600		5/30/29	24,938	24,702	25,081
Permian Production Holdings, LLC	(r)(u)	Energy—Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	2,882	2,761	2,846
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	14,281	11,238	4,739
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	10.0% PIK (10.0% Max PIK)		8/22/25	4,428	3,827	—
Plainfield Renewable Energy Holdings LLC	(e)(r)	Energy—Power	10.0%		8/22/25	2,344	2,344	—
PODS, LLC	(f)(q)	Transportation	S+300	0.8%	3/31/28	19,897	18,894	18,863
Pretium PKG Holdings, Inc.	(f)	Materials	S+250, 2.5% PIK (2.5% Max PIK)	1.0%	10/2/28	32,788	32,326	33,454
Pro Mach Group, Inc.	(f)	Capital Goods	S+350	1.0%	8/31/28	17,380	17,428	17,457
Proampac PG Borrower LLC	(f)	Materials	S+400	0.8%	9/15/28	22,828	22,840	22,890
RealTruck Group, Inc	(f)	Automobiles & Components	S+350	0.8%	1/31/28	24,756	24,025	24,398
Revlon Intermediate Holdings IV LLC	(f)	Household & Personal Products	S+688	1.0%	5/2/28	15,000	15,036	14,831
RPC TopCo Inc.	(r)	Consumer Durables & Apparel	S+500	1.0%	8/30/31	21,970	21,599	21,640
RPC TopCo Inc.	(e)(r)	Consumer Durables & Apparel	S+550	1.0%	8/30/31	3,030	3,030	2,985
Ryan, LLC	(f)	Commercial & Professional Services	S+350	0.5%	11/14/30	9,795	9,819	9,701
Ryan, LLC	(e)	Commercial & Professional Services	S+350	0.5%	11/14/30	1,036	1,036	1,026
SupplyOne, Inc.	(f)	Materials	S+425		4/19/31	8,955	8,972	8,992
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+550	1.0%	5/15/28	24,309	23,381	24,294
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	$24,718	$23,552	$23,964
United Natural Foods, Inc.	(f)(k)	Consumer Staples Distribution & Retail	S+475		5/1/31	20,948	20,546	21,052
Upstream Newco, Inc.	(f)	Health Care Equipment & Services	S+425		11/20/26	6,971	6,407	6,069
Weber-Stephen Products LLC	(f)	Consumer Durables & Apparel	S+325	0.8%	10/30/27	26,119	24,094	24,708
WildBrain Ltd.	(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	1,771	1,705	1,736
WildBrain Ltd.	(f)(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	31,547	30,942	30,916
WildBrain Ltd.	(e)(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	1,602	1,602	1,570
WMK, LLC	(f)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	31,050	30,078	30,429
WMK, LLC	(e)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	3,583	3,583	3,512
Total Senior Secured Loans—First Lien							1,255,954	1,248,113
Unfunded Loan Commitments							(38,263)	(38,263)
Net Senior Secured Loans—First Lien							1,217,691	1,209,850

Senior Secured Loans—Second Lien—5.3%
Citizen Energy Operating, LLC	(f)(r)	Energy—Upstream	S+750	1.0%	6/29/27	32,000	31,612	32,210
MBS Services Holdings, LLC	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/20/30	30,833	29,865	29,561
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	20,049
Total Senior Secured Loans—Second Lien							82,014	81,820

Senior Secured Bonds—6.9%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	12,271	11,357	12,179
Aretec Escrow Issuer, Inc.	(f)	Financial Services	10.0%		8/15/30	2,000	2,000	2,131
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	25,742	23,663	25,799
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	23,568	21,904	20,600
ST EIP Holdings, Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,199	9,834	9,828
Universal Entertainment Corp.	(k)	Consumer Durables & Apparel	9.9%		8/1/29	9,625	9,533	9,655
Warren Resources, Inc.	(r)	Energy—Upstream	4.0% PIK (4.0% Max PIK)		11/30/26	31,163	27,951	26,683
Total Senior Secured Bonds							106,242	106,875

Subordinated Debt—2.5%
Pioneer Midco, LLC	(f)(r)	Consumer Services	11.6% PIK (11.6% Max PIK)		11/18/30	35,167	37,279	38,103
Total Subordinated Debt							37,279	38,103

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Asset Based Finance—1.7%
Bridge Street CLO IV Ltd., Subordinated Notes	(g)(k)(r)(s)(u)	Financial Services	18.2%		4/20/37	$23,700	$23,489	$21,580
Bridge Street Warehouse CLO V Ltd.	(k)(r)(t)(u)	Financial Services	2.9%		8/1/25	5,000	5,036	5,036
Total Asset Based Finance							28,525	26,616

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Commitment Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—3.0%
Sustainable Infrastructure Investments, LLC	(k)(r)(v)	Energy—Power				60,603	43,150	46,324
Total Sustainable Infrastructure Investments, LLC							43,150	46,324

Equity/Other—11.7%(l)						Number of Shares/Units	Amortized Cost	Fair Value(d)
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	$5,136	$3,214
Arena Energy, LP, Contingent Value Rights	(r)	Energy—Upstream				126,632,117	351	187
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	42,739	36,342
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				17,183	9,806	6,938
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(u)	Energy—Midstream				105,785	6,681	2,378
Harvest Oil & Gas Corp., Common Equity	(o)(r)(u)	Energy—Upstream				135,062	14,418	365
Maverick Natural Resources, LLC, Common Equity	(n)(r)	Energy—Upstream				503,176	93,044	67,053
MBS Services Holdings, LLC, A-3 Units	(n)(o)(r)	Commercial & Professional Services				522,382	522	648
NGL Energy Partners, LP, Preferred Equity	(k)(r)	Energy—Midstream	S+700		7/2/27	24,150	26,177	31,306
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream				2,187,500	3,083	691
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream				3,125,000	2,623	695
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream				781,250	576	176
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(k)(o)(r)	Energy—Midstream				546,880	630	173
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				1,968,861	5	—
Telpico, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	230
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	28,561	28,190	32,068
Total Equity/Other							241,552	182,464
TOTAL INVESTMENTS—108.9%							$1,756,453	1,692,052
Cash and Cash Equivalents—15.1%	(i)							235,083
Liabilities in Excess of Other Assets—(24.0%)	(j)							(372,146)
NET ASSETS—100.0%								$1,554,989

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

Total Return Swaps

Counterparty	Pay/Receive(h)	Underlying Reference	Type	Number of Shares	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
Nomura Global Financial Products Inc.	Receive	FS Credit Opportunities Corp. Common Stock	Equity	5,661,957	OBFR+115	Monthly	9/21/26	$36,520	$—

BNP Paribas	Receive	Aretec Group, Inc.	Loan	—	S+450	Monthly	11/12/24	7,444	(160)
	Receive	BCPE Empire Holdings, Inc.	Loan	—	S+400	Monthly	11/12/24	7,463	10
	Receive	Charlotte Buyer, Inc.	Loan	—	S+525	Monthly	11/12/24	7,462	56
	Receive	Clear Channel Outdoor Holdings, Inc.	Loan	—	S+350	Monthly	11/12/24	7,500	61
	Receive	Pro Mach Group, Inc.	Loan	—	S+375	Monthly	11/12/24	7,481	20
Total									$(13)
__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2024, the one-month and three-month Secured Overnight Financing Rate, or SOFR, or S, was 4.85% and 4.59%, respectively, and the Overnight Bank Funding Rate, or OBFR, was 4.83%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)    Exempt from registration under Rule 144A of the Securities Act of 1933, as amended. Such securities may be deemed liquid by the investment adviser and may be resold, normally to qualified institutional buyers in transactions exempt from registration. As of September 30, 2024, the total market value of Rule 144A securities amounted to $21,580, which represented approximately 1.4% of net assets.
(h)    Receive represents that the Company receives payments for any positive net return and makes payments for any negative net return on the underlying reference. Pay represents that the Company receives payments for any negative net return and makes payments for any positive net return on the underlying reference.
(i)    Includes $33,275 held in Allspring Government Money Market Fund with a 7-day yield of 4.86% as of September 30, 2024.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of September 30, 2024, 82.5% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of September 30, 2024.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Not used.
(q)    Security or portion thereof unsettled as of September 30, 2024.
(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

(s)    Securities of a collateralized loan obligation (“CLO”) where an affiliate of the Company’s investment adviser serves as collateral manager and administrator (see Note 4). The fair value of the investment is inclusive of the present value of future senior management fee and subordinated management fee cash flows from the collateral manager and administrator of the CLO to the Company.
(t)    Security is a related party investment (see Note 4).
(u)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of September 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$4,816	$161	$(2,045)	$148	$(234)	$2,846	$378	$63
Asset Based Finance
Bridge Street CLO IV Ltd., Subordinated Notes	—	23,711	(222)	—	(1,909)	21,580	1,776	—
Bridge Street Warehouse CLO IV Ltd.	—	22,729	(22,729)	—	—	—	—	729
Bridge Street Warehouse CLO V Ltd.	—	5,036	—	—	—	5,036	—	36
Equity/Other
GWP Midstream Holdco, LLC, Common Equity	1,661	—	—	—	717	2,378	—	—
Harvest Oil & Gas Corp., Common Equity	271	—	—	—	94	365	—	—
Permian Production Holdings, LLC, Common Equity	748	—	—	—	(748)	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—
	$7,496	$51,637	$(24,996)	$148	$(2,080)	$32,205	$2,154	$828
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
(3)    Interest and PIK income presented for the nine months ended September 30, 2024.

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2024
(in thousands, except share amounts)

(v)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2024	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$22,200	$—	$(19,282)	$(50,995)	$48,077	$—	$—	$—
Warren Resources, Inc.	23,823	60	(20,357)	(3,526)	—	—	1,508	60
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC	39,427	—	—	—	6,897	46,324	—	—
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	—	—	(1,527)	1,527	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	15,566	127	(13,578)	(7,303)	5,188	—	—	—
	$101,016	$187	$(53,217)	$(63,351)	$61,689	$46,324	$1,508	$60
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
(3)    Interest and PIK income presented for the nine months ended September 30, 2024.

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

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—3.5%
Citizen Energy Operating, LLC	(f)(r)	Energy—Upstream	S+765	1.0%	6/29/27	$35,000	$34,527	$34,426
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	19,998
Total Senior Secured Loans—Second Lien							55,064	54,424

Senior Secured Bonds—5.4%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	10,601	9,614	10,385
Aretec Escrow Issuer Inc.	(f)	Financial Services	10.0%		8/15/30	7,000	7,000	7,447
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	20,742	18,561	19,517
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	20,000	17,987	17,473
Navios Logistics Finance, Inc.	(f)(k)	Transportation	10.8%		7/1/25	20,000	19,680	19,772
ST EIP Holdings Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,365	9,951	9,874
Total Senior Secured Bonds							82,793	84,468

Sustainable Infrastructure Investments, LLC—2.5%						Commitment Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC	(k)(r)(v)	Energy—Power				60,603	43,150	39,427
Total Sustainable Infrastructure Investments, LLC							43,150	39,427

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Equity/Other—31.9%
Abaco Energy Technologies LLC, Preferred Equity	(o)(r)	Energy—Service & Equipment				28,942,003	$1,447	$10,159
Abaco Energy Technologies LLC, Common Equity	(o)(r)	Energy—Service & Equipment				6,944,444	6,944	1,375
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Energy—Power				35	2,652	—
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	6,029	3,413
Allied Wireline Services, LLC, Common Equity	(n)(o)(r)(v)	Energy—Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(n)(o)(r)(v)	Energy—Service & Equipment				22,000	—	—
Arena Energy, LP, Contingent Value Rights	(o)(r)	Energy—Upstream				126,632,117	351	571
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	44,573	39,545
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				2,785,562	2,786	—
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Global Jet Capital Holdings, LP, Preferred Equity	(m)(o)(r)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	19,965	$12,493	$10,357
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(u)	Energy—Midstream				105,785	6,681	1,661
Harvest Oil & Gas Corp., Common Equity	(o)(u)	Energy—Upstream				135,062	14,418	271
Maverick Natural Resources, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				503,176	93,044	164,040
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(r)	Energy—Midstream	14.2%		7/2/27	156,250	157,633	141,141
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream				2,187,500	3,083	2,682
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream				3,125,000	2,623	3,083
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream				781,250	576	735
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(k)(o)(r)	Energy—Midstream				546,880	630	621
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				1,968,861	5	748
Telpico, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	4,418
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	79,336	78,091	98,333
Warren Resources, Inc., Common Equity	(o)(r)(v)	Energy—Upstream				4,415,749	20,754	15,566
Total Equity/Other							463,911	498,719

Short-Term Investments—1.3%
U.S. Treasury Bills	(s)	U.S. Treasury Bills			1/2/24	21,000,000	20,994	21,000
Total Short-Term Investments							20,994	21,000
TOTAL INVESTMENTS—97.5%							$1,543,925	1,523,196
Cash and Cash Equivalents—31.1%	(t)							486,059
Liabilities in Excess of Other Assets—(28.6%)	(j)							(447,200)
NET ASSETS—100.0%								$1,562,055
Equity Total Return Swaps

Counterparty	Pay/Receive(h)	Underlying Reference	Number of Shares	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
Nomura Global Financial Products Inc.	Receive	FS Credit Opportunities Corp. Common Stock	6,756,299	OBFR+1.15%	Monthly	9/21/26	$38,308	$—
Total Equity Total Return Swaps								$—

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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Specialty Lending Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. Prior to September 29, 2023, the Company’s name was FS Energy and Power Fund. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2024. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
In May 2023, the Company announced that its board of trustees approved the Company’s transition from an investment policy of investing primarily in energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. The new policy became effective on September 29, 2023.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the nine months ended September 30, 2024 and 2023, the Company did not accrue any amount of capital gains incentive fee.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the nine months ended September 30, 2024 and 2023, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the nine months ended September 30, 2023 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the nine months ended September 30, 2024.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the nine months ended September 30, 2024 and 2023, the Company recognized no structuring or other upfront fee

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
revenue.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	—	$—	4,040,561	$15,549
Proceeds from Share Transactions	—	$—	4,040,561	$15,549
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
On May 5, 2017, the board of trustees of the Company amended the share repurchase program. As amended, the Company limited the maximum number of common shares to be repurchased for any repurchase offer to the greater of (A) the number of common shares that the Company can repurchase with the proceeds it has received from the sale of common shares under its distribution reinvestment plan during the twelve-month period ending on the date the applicable repurchase offer expires (less the amount of proceeds used to repurchase common shares on each previous repurchase date for repurchase offers conducted during such twelve-month period) (this limitation is referred to as the twelve-month repurchase limitation) and (B) the number of common shares that the Company can repurchase with the proceeds the Company receives from the sale of common shares under its distribution reinvestment plan during the three-month period ending on the date the applicable repurchase offer expires (this limitation is referred to as the three-month repurchase limitation). In addition to this limitation, the maximum number of common shares to be repurchased for any repurchase offer has also been limited to 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter. As a result, the maximum number of common shares to be repurchased for any repurchase offer would not exceed the lesser of (i) 10% of the weighted average number of common shares outstanding in the prior calendar year, or 2.5% in each calendar quarter, and (ii) whichever is greater of the twelve-month repurchase limitation described in clause (A) above and the three-month repurchase limitation described in clause (B) above.
Historically, pursuant to the Company's share repurchase program, the Company offered to repurchase common shares at a price equal to the price at which common shares were issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares were issued under the Company’s distribution reinvestment plan was determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the nine months ended September 30, 2024 and 2023. The Company's distribution reinvestment plan was terminated effective September 15, 2023.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Historically, any such repurchases were made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the nine months ended September 30, 2024 and 2023.

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
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. FS/EIG Advisor may agree to discontinue offsetting such fees in the future. During the nine months ended September 30, 2024 and 2023, $6 and $337, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and nine months ended September 30, 2024 and 2023:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2024	2023	2024	2023
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$8,761	$7,715	$26,835	$26,620
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,552	$1,887	$4,622	$4,566
_________________________
(1)    During the nine months ended September 30, 2024 and 2023, $26,490 and $30,090, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $3 and $63 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended September 30, 2024 and 2023, respectively, and $6 and $337 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, $8,761 in base management fees were payable to FS/EIG Advisor.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
(2)    During the nine months ended September 30, 2024 and 2023, $2,934 and $2,386, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $3,295 and $4,017 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the nine months ended September 30, 2024 and 2023, respectively.
Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of FS/EIG Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In addition, members of the senior management and investment teams and other employees of FS/EIG Advisor or its members or their respective affiliates may from time to time invest in portfolio companies in which the Company also invests. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2023.
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS KKR Capital Corp., or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Order, except with respect to any transaction in which the Company participated in reliance on the Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order. On September 19, 2023, the Company, FS/EIG Advisor and certain of their affiliates (the "FS Funds"), filed an application for exemptive relief with the SEC, and subsequently amended such application, to permit the FS Funds, including future affiliated investment funds, to co-invest in the same investment opportunities (the "FS Application"). On October 21, 2024, the SEC issued a notice for the FS Application. If the SEC issues an order in response to the FS Application, the Company will withdraw from the EIG Order, except with respect to any transaction in which the Company participated in reliance on the EIG Order prior to the issuance of the new order.
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
Bridge Street Warehouse CLO V Ltd.
Bridge Street Warehouse CLO V Ltd., or Bridge Street Warehouse CLO V, is a CLO Warehouse in which the Company contributes capital by subscribing for the preference shares issued by Bridge Street Warehouse CLO V, which is accounted for as a financial instrument at fair value as of September 30, 2024. Bridge Street Warehouse CLO V commenced operations on August 1,

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
2024 and was in the warehouse phase as of September 30, 2024. As of September 30, 2024, the Company contributed $5,000 to Bridge Street Warehouse CLO V. The Company had an investment of $5,036 in Bridge Street Warehouse CLO V, at fair value, as of September 30, 2024. Bridge Street Warehouse CLO V financed the majority of its loan purchases using its warehouse financing facility. The amount of interest income from the Bridge Street Warehouse CLO V recorded on the Company’s unaudited consolidated statement of operations for the three and nine months ended September 30, 2024 was approximately $36 and $36, respectively.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the nine months ended September 30, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.0300	$13,584
June 30, 2023	0.0300	13,624
September 30, 2023	—	—
Total	$0.0600	$27,208
Fiscal 2024
March 31, 2024(1)	$0.0034	$1,549
June 30, 2024	0.0866	39,447
September 30, 2024	0.0867	39,492
Total	$0.1767	$80,488
_________________________
(1)    For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, collectively representing an annualized distribution rate to shareholders of 7.5%.
Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company expects to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. On October 18, 2024, the Company's board of trustees declared an enhanced cash distribution of $0.0853 per share for the third quarter of 2024, representing an annualized distribution rate to shareholders of 10.0% based on the estimated net asset value of $3.41 per share as of September 30, 2024. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15.0% of the Company’s then-current estimated net asset value beyond 2026. The Company expects a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$80,488	100%	$27,208	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$80,488	100%	$27,208	100%
_________________________
(1)    During the nine months ended September 30, 2024 and 2023, 90.8% and 83.8%, respectively, of the Company's gross investment income was attributable to cash income earned, 5.0% and 12.3%, respectively, was attributable to paid-in-kind, or PIK, interest and 4.2% and 3.9%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of September 30, 2024, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $75,615 and $1,461,235, respectively.
As of September 30, 2024 and December 31, 2023, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments, swap contracts and unrealized gain on foreign currency was $65,800 and $148,817, respectively, and the gross unrealized depreciation on the Company’s investments, swap contracts and unrealized loss on foreign currency was $178,204 and $213,339, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,804,425 and $1,587,709 as of September 30, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(112,373) and $(64,513) as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company had deferred tax assets of $159,111 and $142,608, respectively, particularly resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of September 30, 2024, the Company had no deferred tax liability. As of December 31, 2023, the Company had a deferred tax liability of $2,595, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of September 30, 2024 and December 31, 2023, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $159,111 and $140,013, respectively. For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not record a provision for taxes related to its wholly-owned taxable subsidiaries.
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
During the nine months ended September 30, 2024, the monthly average notional amounts of the Nomura TRS and the BNPP TRS were $38,796 and $48,649, respectively.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The following table presents the fair value of open swap contracts (which are not considered to be hedging instruments for accounting purposes) as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)		December 31, 2023
Instrument	Derivative Assets	Derivative Liabilities(1)	Derivative Assets	Derivative Liabilities
Nomura Total Return Swap	$—	$—	$—	$—
BNP Paribas Total Return Swap	—	(13)	—	—
Total	$—	$(13)	$—	$—
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized depreciation on swap contracts.
The effect of swap contracts (which are not considered to be hedging instruments for accounting purposes) on the Company's statements of operations for the nine months ended September 30, 2024 and 2023 were as follows:

	Net Realized Gains (Losses)(1)		Net Change in Unrealized Appreciation (Depreciation)(2)
	Nine Months Ended September 30,		Nine Months Ended September 30,
Instrument	2024	2023	2024	2023
Commodity Fixed Price Swaps—Crude Oil	$—	$(259)	$—	$168
Commodity Fixed Price Swaps—Natural Gas	—	348	—	162
Nomura Total Return Swap	6,214	(1)	—	70
BNP Paribas Total Return Swap	843	—	(13)	—
Total	$7,057	$88	$(13)	$400
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
The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2024:

	As of September 30, 2024 (Unaudited)
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BNP Paribas	—	$(13)	$(13)	—	—	$(13)
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,217,691	$1,209,850	72%	$878,013	$825,158	54%
Senior Secured Loans—Second Lien	82,014	81,820	5%	55,064	54,424	4%
Senior Secured Bonds	106,242	106,875	6%	82,793	84,468	5%
Subordinated Debt	37,279	38,103	2%	—	—	—
Asset Based Finance	28,525	26,616	1%	—	—	—
Sustainable Infrastructure Investments, LLC	43,150	46,324	3%	43,150	39,427	3%
Equity/Other	241,552	182,464	11%	463,911	498,719	33%
Short-Term Investments	—	—	—	20,994	21,000	1%
Total	$1,756,453	$1,692,052	100%	$1,543,925	$1,523,196	100%
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
As of September 30, 2024, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control” and held investments in one portfolio company of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (u) and (v) to the unaudited consolidated schedule of investments as of September 30, 2024 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2024, the Company had thirteen senior secured loan investments with aggregate unfunded commitments of $38,263 and unfunded commitments of $18,989 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. As of December 31, 2023, the Company had five senior secured loan investments with aggregate unfunded commitments of $11,232 and unfunded commitments of $18,989 in U.S dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Consumer Services	$236,008	14%	$156,089	10%
Energy—Upstream	185,965	11%	309,456	20%
Capital Goods	170,764	10%	116,454	8%
Health Care Equipment & Services	131,827	8%	73,105	5%
Commercial & Professional Services(1)	125,957	7%	62,036	4%
Materials	94,211	6%	49,653	3%
Media & Entertainment(1)	89,053	5%	19,829	1%
Energy—Midstream	84,694	5%	303,175	20%
Consumer Discretionary Distribution & Retail	84,352	5%	37,428	3%
Consumer Durables & Apparel	81,039	5%	—	—
Financial Services(1)	77,585	5%	83,197	6%
Automobiles & Components	48,891	3%	39,521	3%
Consumer Staples Distribution & Retail	45,346	3%	18,830	1%
Household & Personal Products	40,819	2%	20,858	1%
Telecommunication Services	39,710	2%	—	—
Transportation	31,042	2%	30,157	2%
Software & Services(1)	24,622	1%	—	—
Pharmaceuticals, Biotechnology & Life Sciences	20,251	1%	19,300	1%
Insurance	18,702	1%	20,251	1%
Real Estate Management & Development	12,495	1%	—	—
Energy—Power	2,395	0%	69,696	5%
Energy—Service & Equipment(1)	—	—	33,734	2%
U.S. Treasury	—	—	21,000	1%
Sustainable Infrastructure Investments, LLC(2)	46,324	3%	39,427	3%
Total	$1,692,052	100%	$1,523,196	100%
_____________________
(1)    FS/EIG Advisor monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the nine months ended September 30, 2024, each of the three investments had their industries re-classified from Financial Services to Media & Entertainment, Commercial & Professional Services and Software & Services. During the year ended December 31, 2023, two investments had their industry re-classified from Energy—Industrials to Commercial & Professional Services, and one investment had its industry re-classified from Energy—Service & Equipment to Commercial & Professional Services.
(2)    Sustainable Infrastructure Investments, LLC is comprised of midstream and renewables assets in the Energy sector.
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC, or SIIJV, is a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC, or Imperial, a subsidiary of Imperial Capital Asset Management, LLC, or ICAM. The joint venture is governed pursuant to the terms of an amended and restated limited liability company agreement of SIIJV, dated as of January 2, 2020, between the Company and Imperial, or the SIIJV Agreement. The SIIJV Agreement requires the Company and Imperial to provide capital to SIIJV of up to $67,629 in U.S. dollars and $5,430 in Canadian dollars in the aggregate where the Company and Imperial would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SIIJV Agreement, the Company and Imperial each have 50% voting control of SIIJV and are required to agree on all investment decisions as well as all other significant actions for SIIJV. SIIJV invests in senior secured loans to middle market companies, broadly syndicated loans and other midstream and renewables assets. As administrative agent of SIIJV, the Company performs certain day-to-day management responsibilities on behalf of SIIJV and is entitled to a fee in the annual amount of 0.25% of SIIJV’s net assets under administration,

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
calculated and payable quarterly in arrears. As of September 30, 2024, the Company and Imperial funded approximately $49,313 to SIIJV, of which $43,150 was from the Company. The Company does not consolidate SIIJV in its consolidated financial statements.
On January 2, 2020, Seine Funding, LLC, or Seine Funding, a wholly-owned subsidiary of SIIJV, entered into a credit facility, as amended, or the Seine Funding Facility, with certain financial institutions as lender, agent, collateral agent, collateral administrator, and collateral custodian, and SIIJV, as collateral manager. The Seine Funding Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount of up to $634,103 on a committed basis, which may be increased under certain circumstances at the request of Seine Funding and with the consent of the lender and agent. The end of the reinvestment period for the Seine Funding Facility was on December 31, 2020. The maturity date for the Seine Funding Facility is the earlier of (i) the latest maturity date among the assets securing the facility and (ii) the first date, after the end of the reinvestment period, on which all assets securing the facility are paid in full. Under the Seine Funding Facility, borrowings bear interest at the rate of Term SOFR plus a credit spread adjustment calculated by reference to the interest periods of particular loan assets per the terms of the credit agreement (or the relevant benchmark reference rate for any foreign currency borrowings) (in each case, subject to a floor of the higher of 0% and any applicable floor for particular loan assets), plus 1.20% per annum. Borrowings under the Seine Funding Facility are secured by a first priority security interest in substantially all of the assets of Seine Funding. As of September 30, 2024, total outstanding borrowings under the Seine Funding Facility were $84,121.
Below is a summary of SIIJV's portfolio, followed by a listing of the individual loans in SIIJV's portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)	December 31, 2023
Total investments(1)	$104,101	$170,083
Weighted average current interest rate on debt investments(2)	6.79%	7.45%
Number of portfolio assets in SIIJV	3	6
Largest investment in a single portfolio company(1)	$55,422	$57,227
_____________________
(1)    At cost.
(2)    Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.
Sustainable Infrastructure Investments, LLC Portfolio
As of September 30, 2024
(Unaudited)

Portfolio Company(a)(b)	Energy Industry	Rate(c)	Maturity	Principal Amount	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—100.0%
FLNG Liquefaction 2, LLC	Midstream	S+150	12/31/26	$25,052	$25,052	$25,052
NES Hercules Class B Member, LLC	Renewables	S+178	1/31/28	23,627	23,627	23,627
ST EIP Holdco LLC	Midstream	S+250	11/5/24	55,422	55,422	55,422
Total Senior Secured Loans—First Lien					104,101	104,101
TOTAL INVESTMENTS—100.0%					$104,101	$104,101

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
(c)    Certain variable rate securities in SIIJV's portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2024 and December 31, 2023, the three-month SOFR, or S, was 4.59% and 5.33%, respectively. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread.
(d)    Security is classified as Level 3 and fair value is determined in accordance with SIIJV’s valuation process.

Below is selected balance sheet information for SIIJV as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)	December 31, 2023
Selected Balance Sheet Information
Total investments, at fair value	$104,101	$170,949
Cash and other assets	34,501	29,089
Total assets	$138,602	$200,038
Debt	$84,121	$145,483
Other liabilities	1,539	3,406
Total liabilities	85,660	148,889
Members' equity	$52,942	$51,149

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
Below is selected statement of operations information for SIIJV for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selected Statement of Operations Information
Total investment income	$2,572	$5,272	$8,835	$15,083
Expenses
Interest expense	1,484	3,410	5,364	9,870
Administrative services	66	46	130	134
Custodian and accounting fees	83	58	174	161
Professional services	41	70	117	170
Other	5	11	26	31
Total expenses	1,679	3,595	5,811	10,366
Net investment income	893	1,677	3,024	4,717
Net realized and unrealized gain (loss)	1	(2,273)	(1,231)	(937)
Net increase (decrease) in net assets resulting from operations	$894	$(596)	$1,793	$3,780
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
As of September 30, 2024 and December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	September 30, 2024 (Unaudited)	December 31, 2023
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	953,879	683,716
Level 3—Significant unobservable inputs	738,173	839,480
Total	$1,692,052	$1,523,196

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of September 30, 2024 and December 31, 2023, the Company’s swap contracts were categorized as follows in the fair value hierarchy.

	September 30, 2024 (Unaudited)		December 31, 2023
Valuation Inputs	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Level 1—Price quotations in active markets	$—	$—	$—	$—
Level 2—Significant other observable inputs	—	13	—	—
Level 3—Significant unobservable inputs	—	—	—	—
Total	$—	$13	$—	$—
The Company’s board of trustees is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. The Company’s board of trustees has designated FS/EIG Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes or pricing information from third-party pricing services are not generally available, are valued by FS/EIG Advisor with the assistance of independent valuation firms, which determine a valuation range of fair value for such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. The Company’s investment in SIIJV was previously valued by an independent valuation firm. FS/EIG Advisor has fair valued SIIJV. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if FS/EIG Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, FS/EIG Advisor typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy. In determining the fair values of fixed price swaps, FS/EIG Advisor utilizes an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying instruments. The fair value of the equity total return swap is determined daily based on the market price of the underlying asset. The fair value of the loan total return swaps is determined daily based on the bid price of the underlying asset provided by the counterparty. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy.

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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the nine months ended September 30, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Asset Based Finance	Sustainable Infrastructure Investments, LLC	Equity/Other	Total
Fair value at beginning of period	$237,307	$54,424	$9,874	$—	$—	$39,427	$498,448	$839,480
Accretion of discount (amortization of premium)	911	182	356	—	—	—	509	1,958
Net realized gain (loss)	(48,727)	(12)	(3,519)	—	—	—	43,445	(8,813)
Net change in unrealized appreciation (depreciation)	45,762	446	(1,197)	824	(1,909)	6,897	(93,896)	(43,073)
Purchases	244,536	26,540	34,271	35,182	50,711	—	2,757	393,997
Paid-in-kind interest	1,597	3,240	418	2,097	765	—	—	8,117
Sales and repayments	(155,051)	(3,000)	(3,692)	—	(22,951)	—	(269,070)	(453,764)
Transfers into Level 3(1)	—	—	—	—	—	—	271	271
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value at end of period	$326,335	$81,820	$36,511	$38,103	$26,616	$46,324	$182,464	$738,173
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(641)	$446	$(1,197)	$824	$(1,909)	$6,897	$(102,906)	$(98,486)

	For the Nine Months Ended September 30, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Subordinated Debt	Sustainable Infrastructure Investments, LLC	Equity/Other(2)	Total
Fair value at beginning of period	$443,245	$143,270	$10,074	$54,374	$51,098	$892,144	$1,594,205
Accretion of discount (amortization of premium)	1,369	710	38	105	—	1,230	3,452
Net realized gain (loss)	(2,864)	(52)	4	8	—	(46,698)	(49,602)
Net change in unrealized appreciation (depreciation)	(47,570)	(785)	(229)	416	(1,906)	(47,133)	(97,207)
Purchases	65,317	—	—	—	—	246	65,563
Paid-in-kind interest	9,834	—	—	4,340	—	—	14,174
Sales and repayments	(76,948)	(73,544)	(107)	(1,500)	—	(201,937)	(354,036)
Transfers into Level 3(1)	—	—	—	—	—	810	810
Transfers out of Level 3(1)	—	—	—	—	—	—	—
Fair value at end of period	$392,383	$69,599	$9,780	$57,743	$49,192	$598,662	$1,177,359
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(50,106)	$(591)	$(229)	$416	$(1,906)	$(82,826)	$(135,242)
______________
(1)    Transfers into and out of Level 3 are deemed to have occurred as a result of, among other factors, changes in liquidity, the depth and consistency of prices from third-party pricing services and the existence of observable trades in the market. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the nine months ended September 30, 2024 and 2023, transfers into or out of Level 3 were due to decreased or increased price transparency.
(2)    As of September 30, 2024, the Company determined to reclassify investments in the schedule of investments from preferred equity to equity/other. Preferred equity amounts for the nine months ended September 30, 2023 have been reclassified to equity/other to conform to the classifications used to prepare the reconciliation for the nine months ended September 30, 2024.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2024 and December 31, 2023 were as follows:

Type of Investment	Fair Value at September 30, 2024 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$291,832	Market Comparables	Market Yield (%)	7.8%-19.8%	9.9%
			EBITDA Multiples (x)	5.3x-5.8x	5.5x
	12,495	Cost
	22,008	Other(2)
Senior Secured Loans—Second Lien	81,820	Market Comparables	Market Yield (%)	11.5%-18.5%	14.6%
Senior Secured Bonds	36,511	Market Comparables	Market Yield (%)	7.6%-12.0%	10.6%
Subordinated Debt	38,103	Market Comparables	Market Yield (%)	11.2%-11.7%	11.5%
Asset Based Finance	21,580	Discounted Cash Flow	Discount Rate (%)	16.9%-17.9%	17.4%
	5,036	Income(3)	Excess Spread(3)	4.3%-4.3%	4.3%
Sustainable Infrastructure Investments, LLC	46,324	Other(2)
Equity/Other	109,910	Market Comparables	Market Yield (%)	10.0%-17.3%	13.8%
			EBITDA Multiples (x)	2.0x-9.3x	6.3x
			Production Multiples (MMcfe/d)	$2,700.0-$3,100.0	$2,900.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	1.6x-1.8x	1.7x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	67,240	Discounted Cash Flow	Discount Rate (%)	8.0%-12.0%	10.0%
	1,735	Option Valuation Model	Volatility (%)	50.0%-60.0%	55.0%
	3,579	Other(2)
Total	$738,173

Type of Investment	Fair Value at December 31, 2023	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$212,250	Market Comparables	Market Yield (%)	8.2%-20.5%	13.6%
			EBITDA Multiples (x)	3.9x-4.6x	4.4x
	4,807	Discounted Cash Flow	Discount Rate (%)	9.0%-13.0%	10.8%
	20,250	Other(2)
Senior Secured Loans—Second Lien	54,424	Market Comparables	Market Yield (%)	12.5%-14.0%	13.1%
Senior Secured Bonds	9,874	Market Comparables	Market Yield (%)	7.5%-8.5%	8.0%
Sustainable Infrastructure Investments, LLC	39,427	Discounted Cash Flow	Discount Rate (%)	8.0%-10.0%	9.0%
Equity/Other	311,150	Market Comparables	Market Yield (%)	10.0%-23.0%	17.5%
			EBITDA Multiples (x)	2.7x-13.0x	6.0x
			Production Multiples (MMcfe/d)	$3,000.0-$3,600.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	0.3x-0.4x	0.3x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	166,946	Discounted Cash Flow	Discount Rate (%)	8.0%-17.1%	16.5%
	7,121	Option Valuation Model	Volatility (%)	55.0%-65.0%	60.0%
	13,231	Other(2)
Total	$839,480
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
Note 9. Financing Arrangement
The following tables present a summary of information with respect to the Company’s outstanding financing arrangement as of September 30, 2024 and December 31, 2023. For additional information regarding the financing arrangement, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023. Any significant changes to the Company’s financing arrangement during the nine months ended September 30, 2024 are discussed below.

	As of September 30, 2024 (Unaudited)
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

For the nine months ended September 30, 2024 and 2023, the components of total interest expense for the Company's financing arrangements were as follows:

	Nine Months Ended September 30,
	2024			2023
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Barclays Facility	$25,655	$1,555	$27,210	$613	$125	$738
JPMorgan Facility(3)	—	—	—	2,790	238	3,028
Senior Secured Notes(4)	—	—	—	12,760	2,540	15,300
Total	$25,655	$1,555	$27,210	$16,163	$2,903	$19,066
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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2024, were $400,000 and 8.43%, respectively. As of September 30, 2024, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 8.35%.
The Company’s average borrowings and weighted average interest rate for the period from January 1, 2023 to May 15, 2023, the date on which the Company redeemed 100% of the issued and outstanding Senior Secured Notes, were $557,446 and 7.49%, respectively. The Company had no outstanding borrowings during the period from May 15, 2023 to September 5, 2023. The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the period from September 6, 2023 (the date on which the Company entered into the Barclays Facility) to September 30, 2023, were $80,000 and 11.03%, respectively. As of September 30, 2023, the Company's effective interest rate on borrowings, including the effect of non-usage fees, was 8.90%.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangement (continued)
Under its financing arrangements, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2024 and December 31, 2023.
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
On September 6, 2023, FSSL Finance BB Seller entered into a Master Confirmation in respect of Repurchase Transactions with Barclays, or the Confirmation, which supplements and is subject to the Master Repurchase Agreement, dated as of September 6, 2023, between FSSL Finance BB Seller and Barclays, or the Master Repurchase Agreement, and such Master Repurchase Agreement, as supplemented and evidenced by the Confirmation, or the Repurchase Agreement. Pursuant to the Repurchase Agreement, on one or more occasions beginning September 6, 2023, Barclays began purchasing the Notes held by FSSL Finance BB Seller for an aggregate purchase price of $400,000 outstanding as of September 30, 2024, which price may, subject to satisfaction of certain conditions, increase from time to time up to the maximum aggregate purchase price of $500,000. The scheduled Repurchase Date is September 6, 2026.
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
As of September 30, 2024, Notes in an aggregate principal amount of $400,000 had been purchased by FSSL Finance BB Seller from FSSL Finance BB AssetCo and subsequently sold to Barclays under the Barclays Facility for aggregate proceeds of $395,992. The carrying amount outstanding under the Barclays Facility approximates its fair value. The Company funded the purchase of Notes by FSSL Finance BB Seller through a capital contribution to FSSL Finance BB Seller. The Notes issued by FSSL Finance BB AssetCo and purchased by FSSL Finance BB Seller eliminate in consolidation on the Company's financial statements.
The Company incurred costs of $6,199 in connection with obtaining the Barclays Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays Facility. As of September 30, 2024, $4,008 of such deferred financing costs had yet to be amortized to interest expense.

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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine Months Ended September 30, 2024 (Unaudited)	Year Ended December 31, 2023
Per Share Data:(1)
Net asset value, beginning of period	$3.43	$3.88
Results of operations(2)
Net investment income	0.23	0.18
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.07)	(0.44)
Net increase (decrease) in net assets resulting from operations	0.16	(0.26)
Shareholder distributions(3)
Distributions from net investment income	(0.18)	(0.19)
Net decrease in net assets resulting from shareholder distributions	(0.18)	(0.19)
Capital share transactions
Issuance of common shares(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$3.41	$3.43
Shares outstanding, end of period	455,506,155	455,506,155
Total return(5)	4.59%	(6.89)%
Total return (without assuming reinvestment of distributions)(5)	4.57%	(6.70)%
Ratio/Supplemental Data:
Net assets, end of period	$1,554,989	$1,562,055
Ratio of net investment income to average net assets(6)(7)	8.96%	4.77%
Ratio of total operating expenses to average net assets(6)	5.66%	4.50%
Ratio of management fee offset to average net assets(6)	(0.00)%	(0.02)%
Ratio of net operating expenses to average net assets(6)	5.66%	4.48%
Ratio of interest expense to average net assets(6)	2.31%	1.39%
Ratio of federal and state taxes to average net assets(6)	0.08%	0.15%
Portfolio turnover(8)	47.08%	45.84%
Total amount of senior securities outstanding, exclusive of treasury securities	$400,000	$400,000
Asset coverage per unit(9)	$4,887	$4,905
Asset coverage ratio(9)	4.89	4.91
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
(6)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2024 are annualized. Annualized ratios for the nine months ended September 30, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024.
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 8.96% and 4.75% for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(8)    Portfolio turnover for the nine months ended September 30, 2024 is not annualized.
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
•    general economic, political and industry trends and other external factors;
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
Expected Distributions
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distributions declared for the quarters ended September 30, 2023 and December 31, 2023 each represented an annualized distribution rate of approximately 7.5% and the enhanced distribution rate for the quarters ended March 31, 2024 and June 30, 2024 represented an annualized distribution rate of approximately 10.0%, in each case based on the then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 10.0%, 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2024, 2025, and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2024 and for the Year Ended December 31, 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2024:

Net Investment Activity	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
Purchases	$244,475		$993,378
Sales and Repayments	(186,602)		(778,009)
Net Portfolio Activity	$57,873		$215,369

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$224,118	92%	$770,020	77%
Senior Secured Loans—Second Lien	—	—	26,540	3%
Senior Secured Bonds	14,616	6%	58,128	6%
Subordinated Debt	15	0%	35,182	4%
Asset Based Finance	5,000	2%	50,711	5%
Equity/Other	726	0%	52,797	5%
Total	$244,475	100%	$993,378	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024 (Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,217,691	$1,209,850	72%	$878,013	$825,158	54%
Senior Secured Loans—Second Lien	82,014	81,820	5%	55,064	54,424	4%
Senior Secured Bonds	106,242	106,875	6%	82,793	84,468	5%
Subordinated Debt	37,279	38,103	2%	—	—	—
Asset Based Finance	28,525	26,616	1%	—	—	—
Sustainable Infrastructure Investments, LLC	43,150	46,324	3%	43,150	39,427	3%
Equity/Other	241,552	182,464	11%	463,911	498,719	33%
Short-Term Investments	—	—	—	20,994	21,000	1%
Total	$1,756,453	$1,692,052	100%	$1,543,925	$1,523,196	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Number of Portfolio Companies	82	65
% Variable Rate (based on fair value)	75.4%	54.8%
% Fixed Rate (based on fair value)	11.1%	9.9%
% Income Producing Equity/Other Investments (based on fair value)	10.4%	19.8%
% Non-Income Producing Equity/Other Investments (based on fair value)	3.1%	15.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.8%	90.6%
% of Investments on Non-Accrual (based on fair value)	1.3%	11.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	7.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.2%	10.2%
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. See "Expected Distributions" above for a discussion of the enhanced quarterly distributions paid and expected to be paid, subject to applicable legal restrictions and the sole discretion of our board of trustees. For the nine months ended September 30, 2024 and the year ended December 31, 2023, our total return was 4.59% and (6.89)%, respectively, and our total return without assuming reinvestment of distributions was 4.57% and (6.70%), respectively.
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
The following table presents certain selected information regarding our Direct Originations as of September 30, 2024 and December 31, 2023:

Characteristics of All Direct Originations held in Portfolio	September 30, 2024	December 31, 2023
Number of Portfolio Companies	32	27
% of Investments on Non-Accrual (based on fair value)	0.6%	21.6%
Total Cost of Direct Originations	$794,201	$852,706
Total Fair Value of Direct Originations	$737,808	$839,480
% of Total Investments, at Fair Value	43.6%	55.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.5%	5.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.7%	9.5%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$737,808	44%	$839,480	55%
Broadly Syndicated/Other	954,244	56%	683,716	45%
Total	$1,692,052	100%	$1,523,196	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,509,378	89%	1,132,772	75%
3	83,262	5%	173,486	11%
4	78,730	5%	158,773	10%
5	20,682	1%	58,165	4%
Total	$1,692,052	100%	$1,523,196	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenues
Our investment income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$42,546	81%	$27,180	89%	$149,750	87%	$84,371	73%
Paid-in-kind interest income	3,034	5%	2,343	8%	8,681	5%	14,174	12%
Fee income	1,977	4%	586	2%	3,622	2%	1,712	2%
Dividend income	5,181	10%	334	1%	10,221	6%	14,757	13%
Total investment income(1)	$52,738	100%	$30,443	100%	$172,274	100%	$115,014	100%
_____________________________
(1)     Such revenues represent $47,397 and $26,728 of cash income earned as well as $5,341 and $3,715 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2024 and 2023, respectively, and represent $156,366 and $96,356 of cash income earned as well as $15,908 and $18,658 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2024 and 2023, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The increase in the amount of interest income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to interest received on certain preferred equity positions. The decrease in the amount of PIK income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to certain investments being placed on non-accrual and the divestiture of certain investments earning PIK income.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in the amount of fee income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the increase in delayed compensation and miscellaneous fees during the period.
The decrease in the amount of dividend income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the decrease in dividends paid with respect to our investments in certain common equities.

Expenses
Our operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$8,764	$7,778	$26,841	$26,957
Administrative services expenses	1,552	1,887	4,622	4,566
Share transfer agent fees	929	820	2,767	2,365
Accounting and administrative fees	148	82	452	444
Interest expense	9,086	738	27,210	19,066
Trustees' fees	164	163	492	503
Expenses associated with our independent audit and related fees	142	142	423	406
Legal fees	223	708	914	945
Printing fees	174	287	626	512
Other	511	349	1,412	1,661
Total operating expenses	21,693	12,954	65,759	57,425
Less: Management fee offset	(3)	(63)	(6)	(337)
Net operating expenses before taxes	21,690	12,891	65,753	57,088
Federal and state taxes	114	834	923	2,150
Total net expenses, including federal and state taxes	$21,804	$13,725	$66,676	$59,238
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2024 and 2023 (not annualized):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Ratio of operating expenses and federal and state taxes to average net assets	1.38%	0.81%	4.24%	3.45%
Ratio of management fee offset to average net assets	(0.00)%	(0.00)%	(0.00)%	(0.02)%
Ratio of net operating expenses and federal and state taxes to average net assets	1.38%	0.81%	4.24%	3.43%
Ratio of interest expense and federal and state taxes to average net assets	(0.58)%	(0.09)%	(1.79)%	(1.23)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.80%	0.72%	2.45%	2.20%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as SOFR, leverage utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $3 and $63 for the three months ended September 30, 2024 and 2023, respectively, and $6 and $337 for the nine months ended September 30, 2024 and 2023, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and nine months ended September 30, 2024 and 2023. FS/EIG Advisor may agree to discontinue offsetting such fees in the future.
Net Investment Income
Our net investment income totaled $30,934 ($0.07 per share) and $16,718 ($0.04 per share) for the three months ended September 30, 2024 and 2023, respectively, and $105,598 ($0.23 per share) and $55,776 ($0.12 per share) for the nine months ended September 30, 2024 and 2023, respectively.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency and swap contracts for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments(1)	$(7,830)	$6,390	$4,461	$(56,305)
Net realized gain (loss) on foreign currency	—	(3)	—	(123)
Net realized gain (loss) on swap contracts	830	(138)	7,057	88
Total net realized gain (loss)	$(7,000)	$6,249	$11,518	$(56,340)
_________________________
(1)    We sold investments and received principal repayments, other than short-term investments and U.S. government obligations, of $54,316 and $132,286, respectively, during the three months ended September 30, 2024 and $52,594 and $76,198, respectively, during the three months ended September 30, 2023. We sold investments and received principal repayments of $474,653 and $303,356, respectively, during the nine months ended September 30, 2024 and $356,811 and $332,155, respectively, during the nine months ended September 30, 2023.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$(9,863)	$(49,580)	$(43,672)	$(84,491)
Net change in unrealized appreciation (depreciation) on swap contracts	(238)	(803)	(13)	400
Net change in unrealized appreciation (depreciation) on foreign currency	4	(7)	(9)	27
Total net change in unrealized appreciation (depreciation)	$(10,097)	$(50,390)	$(43,694)	$(84,064)
During the three and nine months ended September 30, 2024 and 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $13,837 ($0.03 per share) and $(27,423) ($(0.06) per share), respectively. For the nine months ended September 30, 2024 and 2023, the net increase (decrease) in net assets resulting from operations was $73,422 ($0.16 per share) and $(84,628) ($(0.19) per share), respectively.
This “Results of Operations” section should be read in conjunction with “Expected Distributions” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2024, we had $235,083 in cash and cash equivalents, which we held in custodial accounts and a money market fund, and $100,000 in borrowings available under our financing arrangement. As of September 30, 2024, we also had broadly syndicated investments that could be sold to create additional liquidity. As of September 30, 2024, we had thirteen senior secured loan investments with aggregate unfunded commitments of $38,263 and unfunded commitments of $18,989 in U.S. dollars and $858 in Canadian dollars to contribute capital to Sustainable Infrastructure Investments, LLC. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
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
Financing Arrangement
The following table presents a summary of information with respect to our outstanding financing arrangement as of September 30, 2024:

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
The following table reflects the cash distributions per share that we have declared on our common shares during the nine months ended September 30, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.0300	$13,584
June 30, 2023	0.0300	13,624
September 30, 2022	—	—
Total	$0.0600	$27,208
Fiscal 2024
March 31, 2024(1)	$0.0034	$1,549
June 30, 2024	0.0866	39,447
September 30, 2023	0.0867	39,492
Total	$0.1767	$80,488
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
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. FS/EIG Advisor has fair valued SIIJV. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company’s business in order to establish whether the portfolio company’s enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the nine months ended September 30, 2024 and 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of September 30, 2024, 75.4% of our portfolio investments (based on fair value) paid variable interest rates, 11.1% paid fixed interest rates, 10.4% were income producing equity/other investments and the remaining 3.1% consisted of non-income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of September 30, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(12,737)	$(4,000)	$(8,737)	(7.0)%
No change	—	—	—	—
Up 100 basis points	$12,716	$4,000	$8,716	7.0%
Up 300 basis points	$38,170	$12,000	$26,170	21.0%
Up 500 basis points	$63,623	$20,000	$43,623	35.0%
___________________
(1)     Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)     Assumes current debt outstanding as of September 30, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2024 and 2023, we did not engage in interest rate hedging activities.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”
Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101.DEF*    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*    Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2024.

FS Specialty Lending Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)