Form 10-K
period 2024-12-31
FS Specialty Lending Fund
filed 2025-03-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
There were 455,506,155 shares of the Registrant's common shares of beneficial interest outstanding as of March 3, 2025.

Documents Incorporated by Reference
The contents of the amendment to this Annual Report on Form 10-K, which will be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FS SPECIALTY LENDING FUND
FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2024

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation and all dollar amounts, excluding per share amounts, are presented in thousands unless otherwise noted.
Item 1. Business.
FS Specialty Lending Fund, or the Company, which may also be referred to as "we," "us" or "our," was organized in September 2010 and commenced investment operations in July 2011. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2024, we had total assets of approximately $2.1 billion.
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
In May 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in Energy (as defined below) companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. Following a shareholder notice period, our new investment policy became effective on September 29, 2023. Our allocation to Energy investments has declined and we expect it to further decline over time, in each case, through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation remains dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, our access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
Our investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of our total assets. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. For purposes of our policy, “credit instruments” may include senior secured loans, unsecured loans, corporate bonds, notes, bills, debentures, distressed securities, mezzanine securities, collateralized debt obligations, collateralized bond obligations, collateralized loan obligations, bank loans, corporate loans, government and municipal obligations, mortgage-backed securities, asset-backed securities, repurchase agreements and other fixed-income instruments of a similar nature that may be represented by derivatives such as options, forwards, futures contracts or swap agreements.
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
The majority of our portfolio is comprised of income-oriented securities, which principally refers to debt securities and other income-producing investments, of privately-held companies within the United States. Historically, our portfolio has largely been invested in Energy companies, although we expect our portfolio to continue to shift away from investments in Energy companies as we further pursue a diversified credit strategy. Generally, in the long-term, we expect to weight our investments more heavily towards directly originated investments, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. However, our current investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive. We intend to weight our portfolio towards senior secured debt, which we believe offers opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements may include common equity, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps, credit default swaps and other swap contracts. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or other more opportunistic investments. We expect that the size of our individual investments will generally range between $10 million and $70 million each, although investments may vary proportionately as amounts available for investment change and the size of our capital base changes and will ultimately be at the discretion of FS/EIG Advisor, subject to oversight by our board of trustees.
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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Original Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS KKR Capital Corp., or collectively our co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG (as defined below), our board of trustees authorized and directed that we (i) withdraw from the Original Order, except with respect to any transaction in which we participated in reliance on the Original Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits us to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order. Effective November 13, 2024, and in connection with the change to our investment strategy, our board of trustees authorized and directed that we (x) withdraw from the EIG Order, except with respect to any transaction in which we participated in reliance on the EIG Order prior to such date, and (y) rely on an exemptive relief order dated November 13, 2024, granted to us and certain of our affiliates which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain of our affiliates, or the FS Order.
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

About FS Investments
FS Investments is a global alternative asset manager dedicated to delivering superior performance and innovative investment and capital solutions. The firm manages over $85.5 billion in assets for a wide range of clients, including institutional investors, financial professionals and individual investors. FS Investments provides access to a broad suite of alternative asset classes and strategies through its best-in-class investment teams and partners. With its diversified platform and flexible capital solutions, the firm is a valued partner to general partners, asset owners and portfolio companies. FS Investments is grounded in its high-performance culture and guided by its commitment to building value for its clients, investing in its colleagues and giving back to its communities. The firm has nearly 600 employees across offices in the U.S., Europe and Asia and is headquartered in Philadelphia.
About EIG
EIG is a leading institutional investor in the global energy and infrastructure sectors with $23.4 billion under management as of December 31, 2024. EIG specializes in private investments in energy and energy-related infrastructure on a global basis. During its 42-year history, EIG has committed over $49.8 billion to the energy sector through over 416 projects or companies in 44 countries on six continents. EIG’s clients include many of the leading pension plans, insurance companies, endowments, foundations and sovereign wealth funds in the U.S., Asia and Europe. EIG is headquartered in Washington, D.C. with offices in Houston, London, Sydney, Rio de Janeiro, Hong Kong and Seoul. For additional information, please visit EIG’s website at www.eigpartners.com.
Potential Market Opportunity
FS/EIG Advisor believes that opportunities exist in non-traditional areas of the credit market that can offer enhanced return potential. These opportunities may offer above-market returns because they are misunderstood or can be difficult to source, analyze, structure and/or have illiquidity premiums.
Characteristics of and Risks Related to Investments in Private Companies
The majority of our portfolio is comprised of income-oriented securities of privately-held companies within the United States. Historically, our portfolio has largely been invested in Energy companies, although our portfolio has shifted away from investments in Energy companies as we pursue a diversified credit strategy. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt and equity securities that we hold. Second, the investments themselves may often be illiquid. The securities of many of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. In addition, our directly originated investments generally will not be traded on any secondary market, and a trading market for such investments may not develop. These securities may also be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of FS/EIG Advisor directly, or indirectly through FS Investments or EIG, to obtain adequate information through their due diligence efforts to evaluate the creditworthiness of, and risks involved in investing in, these companies, and to determine the optimal time to exit an investment. These companies and their financial information will also generally not be subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules and regulations that govern public companies that are designed to protect investors.
Investment Strategy
Our investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of our total assets. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change. In accordance with the best interests of our shareholders, FS/EIG Advisor monitors our targeted investment mix as economic conditions evolve.
We seek to achieve our current investment objectives by focusing on strategies such as direct originations, including innovative capital structure solutions, and broadly syndicated loan and bond transactions, which may include event-driven investments, opportunistic performing credit and special situations. By focusing on these opportunities, FS/EIG Advisor believes it can create a portfolio that offers high potential income and returns while limiting our risk. These strategies are described in further detail below.

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
In addition, since November 13, 2024, the FS Order has permitted us to co-invest in certain privately negotiated investment transactions with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Credit Income Fund, among others. We believe that the ability to participate in co-investment transactions with other funds under the FS Order will permit us to participate in a broader range of, and allocate a higher percentage of our portfolio to, secured, directly negotiated investments as we pursue a diversified credit strategy.
Joint Venture
Since January 2020 until December 2024, we invested with Imperial Sustainable Infrastructure Investments, LLC, or
Imperial, a subsidiary of Imperial Capital Asset Management, LLC, through Sustainable Infrastructure Investments, LLC, or SIIJV, a
joint venture between us and Imperial. On December 18, 2024, we purchased Imperial Sustainable Infrastructure
Investments, LLC’s remaining 12.5% interest in SIIJV and SIIJV became a wholly-owned subsidiary of us.
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
The majority of our portfolio is comprised of income-oriented securities of privately-held companies within the United States. Historically, our portfolio has largely been invested in Energy companies, although our portfolio has shifted away from investments in Energy companies as we pursue a diversified credit strategy. Generally, in the long-term, we expect to weight our investments more heavily towards directly originated investments, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. However, our investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive. We intend to weight our portfolio towards senior secured debt, which we believe offers opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements may include common equity, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. In addition, a portion of our portfolio may be comprised of derivatives, including total return swaps, credit default swaps and other swap contracts. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.
Historically, we have focused on the following investment categories: (i) direct originations and (ii) broadly syndicated investments. Going forward, FS/EIG Advisor intends to continue to focus on these categories while being active in its pursuit of opportunities across changing economic and credit cycles. We expect our focus over time will be more heavily weighted towards directly originated investments, though the investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive.
Senior secured debt
Senior secured debt is situated at the top of the capital structure. Because this debt has priority in payment, it typically carries the lowest risk among all investments in a company. Generally, senior secured debt in which we invest is expected to have a maturity period of three to seven years and have first priority security interests in the assets of the borrower. Senior secured debt may also include second lien debt, which is granted a second priority security interest in the assets of the borrower, meaning that any realization of collateral will generally be applied to pay first lien debt in full before second lien debt positions are paid, and the value of the collateral may not be enough to repay in full both first lien secured debt and second lien secured debt. Generally, we expect that the variable interest rate on our first lien debt will typically range between 3.5% and 9.0% over a standard benchmark, such as the Prime Rate, or the Secured Overnight Financing Rate, or SOFR. We expect that the variable interest rate on second lien debt will range between 6.0% and 12.0% over a standard benchmark. In addition, we may receive additional returns from any yield enhancements we receive in connection with these investments.

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
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. The FS Order permits us to co-invest in privately negotiated investment transactions with certain funds managed by certain of our affiliates.
During 2024, compliance with material governmental regulation applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.
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
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to our trustees, officers and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. In addition, we comply with all applicable securities laws with respect to sales of our securities. A copy of our insider trading policy is filed as Exhibits 19.1 to this Form 10-K.
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
•The agreements governing our debt financing arrangement contain various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations.
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
The amount of capital in the private debt markets and overall competition for loans could result in short-term returns for us that are lower than our long-term targets. If there is a decrease in the number of new investment opportunities in U.S. middle market companies and if such conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
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
In May 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. We notified our shareholders of the new policy, which became effective on September 29, 2023. Under our new investment policy, our current investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in private and public credit in a broad set of industries, sectors and sub-sectors. Our investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of our total assets.
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
We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted, amended or repealed or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and out shareholders, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. Uncertainty regarding the new presidential administration’s agenda with respect to legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of FS/EIG Advisor to other types of investments in which FS/EIG Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder's investment.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to us, FS/EIG Advisor, and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While FS/EIG Advisor does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, FS/EIG Advisor’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and FS/EIG Advisor to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us, our portfolio companies and FS/EIG Advisor. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and FS/EIG Advisor.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of FS/EIG Advisor serve and may serve in the future in similar capacities for the investment advisers to the other funds managed or advised by FS Investments or EIG, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on FS/EIG Advisor to manage our day-to-day activities and to implement our investment strategy. FS/EIG Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, FS/EIG Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments. FS/EIG Advisor and its employees will devote only as much of its or their time to our business as FS/EIG Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time. The officers of FS/EIG Advisor and its affiliates devote as much time to us as FS/EIG Advisor deems appropriate; however, these officers may have conflicts in allocating their time and services among us and FS/EIG Advisor and its affiliates' accounts. During times where there are turbulent conditions or distress in the credit markets or other times when we will need focused support and assistance from FS/EIG Advisor and affliates’ employees, other entities that FS/EIG Advisor advises or manages will likewise require greater focus and attention, placing FS/EIG Advisor and our resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if FS/EIG Advisor or its affiliates did not act as a manager for other entities.
We, directly or through FS/EIG Advisor, may obtain confidential information about the companies or securities in which we have invested or may invest. If we possess confidential information about such companies or securities, there may be restrictions on
FS/EIG Advisor’s ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. FS/EIG Advisor and our management of other accounts could create a conflict of interest to the extent FS/EIG Advisor or
FS is aware of material non-public information concerning potential investment decisions. For example, an affiliate of FS’s membership in a loan syndicate or on a loan borrower’s creditors’ committee could potentially prevent FS/EIG Advisor from entering into a transaction involving a CLO that holds the related loan. We have implemented compliance procedures and practices designed to ensure that investment decisions are not improperly made while in possession of material non-public information. There can be no assurance, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of the FS/EIG Advisor to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could materially adversely affect our business, financial condition and results of operations, and its ability to pay dividends to its shareholders.
There are risks and conflicts of interests associated with the Base Management Fee we are obligated to pay FS/EIG Advisor.
We pay FS/EIG Advisor a base management fee based on gross assets, regardless of the performance of the portfolio. FS/EIG
Advisor’s entitlement to such non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in worse performance for our portfolio and could materially adversely affect our business, financial condition and results of operations, and its ability to pay dividends to its shareholders. Furthermore, the participation of FS/EIG Advisor (including its investment professionals) in our valuation process, and the financial interest of our interested trustees in FS/EIG Advisor, creates a conflict of interest as the base management fee payable to

FS/EIG Advisor is based, in part, on our gross assets.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of trustees. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of trustees and, in some cases, the SEC. In an order dated June 4, 2013, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with our co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, our board of trustees authorized and directed that we (i) withdraw from this order, except with respect to any transaction in which we participated in reliance on the Original Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits us to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by our exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or trustees or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by FS/EIG Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. Effective November 13, 2024, and in connection with the change to our investment strategy, our board of trustees authorized and directed that we (x) withdraw from the EIG Order, except with respect to any transaction in which we participated in reliance on the EIG Order prior to such date, and (y) rely on an exemptive relief order dated November 13, 2024, granted to us and certain of our affiliates which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain of our affiliates, or the "FS Order." Pursuant to the FS Order, we are permitted in certain privately negotiated transactions with certain affiliates of FS/EIG Advisor, including, among others, FS Credit Opportunities Corp. and FS Credit Income Fund.
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
Equity and Equity-Related Securities. We may make select equity investments in income-oriented preferred or common equity interests. In addition, when we invest in senior secured loans and notes or unsecured debt, we may acquire warrants to purchase equity securities. In connection with certain of our debt investments or any restructurings of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
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
We may from time to time hold securities of a single portfolio company that comprise more than 5% of our total assets and/or more than 10% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act. As of December 31, 2024, we had an investment in two portfolio companies, which represented approximately 20.0% of our total investment portfolio, by fair value. A consequence of the concentration of a small number of investments at any given time is that the aggregate income and returns we realize may be significantly adversely affected by the unfavorable performance of a single or small number of such investments or a substantial write-down of the value of any one investment.
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
We do not control, and do not expect to control, most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which, in turn, would reduce our net asset value.
Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value, in accordance with policies and procedures approved by our board of trustees. While most of our investments are not and will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.
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
Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates have increased, those securities with a lower yield-at-cost have experienced a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with high interest rates, which may have an adverse impact on our net investment income and results of operations.
Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. The recent increases in interest rates have made it more expensive to use debt to finance our investments and to refinance our current financing arrangement. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
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
We have invested in original issue discount or PIK instruments and intend to continue to do so. To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common share assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2,003,456 in total assets, (ii) a weighted average cost of funds of 7.77%, (iii) $500,000 in debt outstanding and (iv) $1,503,456 in shareholders' equity. In order to compute the “Corresponding return to shareholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to shareholders. The return available to shareholders is then divided by our shareholders' equity to determine the “Corresponding return to shareholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to shareholders	(15.91)%	(9.25)%	(2.59)%	4.08%	10.74%
Similarly, assuming (i) approximately $2,003,456 in total assets, (ii) a weighted average cost of funds of approximately 7.77% and (iii) $500,000 in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 1.94% in order to cover the annual interest payments on our outstanding debt.
The agreements governing our debt financing arrangement contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our shareholders.
The agreements governing our debt financing arrangement contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum shareholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.
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
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption including certain regional bank failures, and an inflationary economic environment. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
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
Uncertainty about federal government initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration's changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and Russia and the conflicts in the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. For example, the impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several EU countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is ongoing concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The U.K.’s decision to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. The longer term economic, legal, political and social implications of Brexit remain unclear. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the U.K. and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the U.K.’s sovereign credit rating, could also have an impact on the performance of certain investments made in the U.K. or Europe.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related economic sanctions have reduced the supply, and increased the price, of energy, which has a material effect on inflation and may continue to exacerbate ongoing supply chain issues.

There is also the ongoing risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio and the value of an investment in us. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
Similarly, conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.
FS/EIG Advisor's financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on FS/EIG Advisor's businesses and operations (including ours). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on us and could adversely affect our profitability, impede the ability of us and/or our portfolio companies to perform under or refinance their existing obligations and impair our ability to effectively deploy our capital or realize its investments on favorable terms.
Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company's capital structure.
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.
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
Management's Role in Cybersecurity Risk Management
Our management, including our CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees our risk management function generally and relies on the FS Investments CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as our CCO for over 10 years and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to us.
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
Set forth below is a chart describing the classes of our securities outstanding as of March 3, 2025:

(1)	(2)	(3)	(4)
Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding Exclusive of Amount Under Column (3)
Common Shares	700,000,000	—	455,506,155
As of March 3, 2025, we had 87,221 record holders of our common shares.
Share Repurchase Program, De Minimis Account Liquidation and Distributions
In March 2020, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. As a result, no common shares were purchased pursuant to our share repurchase program and there were no de minimis account liquidations during the year ended December 31, 2024.
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. For the quarter ended December 31, 2024, the distribution amount per share was $0.0821, comprised of an initial distribution per share of $0.0753 declared in December 2024 and the remaining distribution per share of $0.0068 declared in January 2025, representing an annualized distribution rate to shareholders of approximately 10.0% based on the net asset value of $3.30 per share as of December 31, 2024. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15.0% of our then-current estimated net asset value beyond 2026. We expect a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2024, 2023 and 2022:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2022	$0.1200	$53,938
2023	$0.1892	$86,059
2024	$0.3373	$153,643
See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Tax Treatment and Distributions" and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan, including certain related tax considerations.

The table below provides information concerning purchases of our common shares by or on behalf of us or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended December 31, 2024. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	—	$—	—	$—
November 1, 2024 through November 30, 2024	—	—	—	—
December 1, 2024 through December 31, 2024	—	—	—	—
	—	$—	—
____________
(1)    Amount includes commissions paid.
(2)    Includes amounts pursuant to the Share Repurchase Program and Affiliated Purchaser Program.
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
•general economic, political and industry trends and other external factors;
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

iv.future changes in laws or regulations and conditions in our operating areas; and
v.our ability to (i) transition to a diversified credit strategy within anticipated timeframes or at all, (ii) pay the targeted distributions, (iii) obtain leverage on terms satisfactory to us and (iv) achieve a liquidity event.
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
In May 2023, we announced that our board of trustees approved our transition from an investment policy of investing primarily in Energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. Following a shareholder notice period, the new policy became effective on September 29, 2023. Our allocation to Energy investments has declined and we expect it to further decline over time, in each case, through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation remains dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, our access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
Our investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of our total assets. This investment policy may not be changed without at least 60 days’ prior notice to holders of our common shares of any such change.
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
The majority of our portfolio is comprised of income-oriented securities of privately-held companies within the United States. Historically, our portfolio has largely been invested in Energy companies, although our portfolio has shifted away from investments in Energy companies as we pursue a diversified credit strategy. Generally, in the long-term we expect to weight our investments more heavily towards directly originated investments, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. However, our investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive. We intend to weight our portfolio towards senior secured debt, which we believe offers opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements may include common equity, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. A portion of our portfolio may be comprised of derivatives, including the use of total return swaps, credit default swaps and other swap contracts. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.
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
Expected Distributions
In March 2020, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. As a result, no common shares were purchased pursuant to our share repurchase program and there were no de minimis account liquidations during the year ended December 31, 2024.
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distribution rate for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 represented an annualized distribution rate of approximately 10.0%, in each case based on the then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2025 and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
Portfolio Investment Activity for the Years Ended December 31, 2024 and 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
Net Investment Activity	2024		2023
Purchases	$1,510,253		$777,787
Sales and Repayments	(1,142,396)		(1,138,717)
Net Portfolio Activity	$367,857		$(360,930)

	For the Year Ended December 31,
	2024		2023
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,267,125	84%	$690,650	89%
Senior Secured Loans—Second Lien	26,540	2%	—	—
Senior Secured Bonds	58,128	4%	72,503	9%
Unsecured Debt	35,562	2%	—	—
Asset Based Finance	70,945	5%	—	—
Equity/Other	51,953	3%	14,634	2%
Total	$1,510,253	100%	$777,787	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,456,889	$1,445,351	78%	$878,013	$825,158	54%
Senior Secured Loans—Second Lien	51,604	49,191	3%	55,064	54,424	4%
Senior Secured Bonds	104,296	103,726	6%	82,793	84,468	5%
Unsecured Debt	38,785	38,962	2%	—	—	—
Asset Based Finance	49,437	46,171	2%	—	—	—
Equity/Other	202,778	159,236	9%	463,911	498,719	33%
Sustainable Infrastructure Investments, LLC	—	—	—	43,150	39,427	3%
Short-Term Investments	—	—	—	20,994	21,000	1%
Total	$1,903,789	$1,842,637	100%	$1,543,925	$1,523,196	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Number of Portfolio Companies	86	65
% Variable Rate (based on fair value)	81.3%	54.8%
% Fixed Rate (based on fair value)	10.0%	9.9%
% Income Producing Equity/Other Investments (based on fair value)	5.8%	19.8%
% Non-Income Producing Equity/Other Investments (based on fair value)	2.9%	15.5%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	97.9%	90.6%
% of Investments on Non-Accrual (based on fair value)	1.1%	11.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.2%	7.7%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.8%	10.2%
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. See "Expected Distributions" for a discussion of the enhanced quarterly distributions paid and expected to be paid, subject to applicable legal restrictions and the sole discretion of our board of trustees. For the quarter ended December 31, 2024, the distribution amount per share was $0.0821, comprised of an initial distribution per share of $0.0753 declared in December 2024 and the remaining distribution per share of $0.0068 declared in January 2025, representing an annualized distribution rate to shareholders of approximately 10.0% based on the net asset value of $3.30 per share as of December 31, 2024. For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, representing an annualized distribution rate to shareholders of approximately 7.5% based on the net asset value of $3.43 per share as of December 31, 2023. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees. For the years ended December 31, 2024 and 2023, our total return was 6.20% and (6.89)%, respectively, and our total return without assuming reinvestment of distributions was 6.04% and (6.70)%, respectively.

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
The following table presents certain selected information regarding our Direct Originations as of December 31, 2024 and 2023:

Characteristics of All Direct Originations held in Portfolio	December 31, 2024	December 31, 2023
Number of Portfolio Companies	40	27
% of Investments on Non-Accrual (based on fair value)	0.5%	21.6%
Total Cost of Direct Originations	$1,001,354	$852,706
Total Fair Value of Direct Originations	$953,612	$839,480
% of Total Investments, at Fair Value	51.8%	55.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	8.9%	5.4%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.7%	9.5%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$953,612	52%	$839,480	55%
Broadly Syndicated/Other	889,025	48%	683,716	45%
Total	$1,842,637	100%	$1,523,196	100%
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
Portfolio Asset Quality
In addition to various risk management and monitoring tools, FS/EIG Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. FS/EIG Advisor uses an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Investment exceeding expectations and/or capital gain expected.
2	Performing investment generally executing in accordance with the portfolio company’s business plan—full return of principal and interest expected.
3	Performing investment requiring closer monitoring.
4	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.
5	Underperforming investment with expected loss of interest and some principal.
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,687,410	92%	1,132,772	75%
3	42,047	2%	173,486	11%
4	104,898	6%	158,773	10%
5	8,282	0%	58,165	4%
Total	$1,842,637	100%	$1,523,196	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Years Ended December 31, 2024, 2023 and 2022
Revenues
Our investment income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024		2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$189,533	85%	$122,925	78%	$125,158	68%
Paid-in-kind interest income	13,189	6%	8,010	5%	19,925	11%
Fee income	5,932	3%	3,662	2%	11,928	6%
Dividend income	14,437	6%	23,125	15%	27,956	15%
Total investment income(1)	$223,091	100%	$157,722	100%	$184,967	100%
____________________________
(1)     Such revenues represent $199,482, $137,340 and $158,257 of cash income earned as well as $23,609, $20,382 and $26,710 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2024, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments, multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The increase in the amount of interest income and PIK income for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a combination of factors including interest received on certain preferred equity positions, an overall increase in the size of the investment portfolio and the removal of certain investments placed on non-accrual.
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
The increase in the amount of fee income for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the increase in delayed compensation and miscellaneous fees during the period. The decrease in the amount of fee income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the decrease in prepayment activity during the period.
The decrease in the amount of dividend income for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the decrease in dividends paid with respect to our investments in certain common equities. The decrease in the amount of dividend income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the decrease in dividends paid with respect to our investments in certain common equities.

Expenses
Our operating expenses for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Management fees	$35,515	$35,377	$44,559
Administrative services expenses	5,695	6,087	5,626
Share transfer agent fees	3,606	3,206	2,985
Accounting and administrative fees	594	588	731
Interest expense	35,891	23,698	55,716
Trustees' fees	656	667	742
Expenses associated with our independent audit and related fees	635	554	614
Legal fees	1,138	1,318	752
Printing fees	800	796	554
Other	1,772	1,826	3,185
Total operating expenses	86,302	74,117	115,464
Less: Management fee offset	(8)	(341)	(2,619)
Net operating expenses before taxes	86,294	73,776	112,845
Federal and state taxes	2,226	2,583	2,353
Total net expenses, including federal and state taxes	$88,520	$76,359	$115,198
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Ratio of operating expenses and federal and state taxes to average net assets	5.69%	4.50%	6.78%
Ratio of management fee offset to average net assets	(0.00)%	(0.02)%	(0.15)%
Ratio of net operating expenses and federal and state taxes to average net assets	5.69%	4.48%	6.63%
Ratio of interest expense and federal and state taxes to average net assets	(2.45)%	(1.54)%	(3.34)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.24%	2.94%	3.29%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as SOFR, leverage utilization rates and the terms of our financing arrangements, among other factors.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $8, $341 and $2,619 for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of the management fee offset for the years ended December 31, 2024, 2023 and 2022.
Net Investment Income
Our net investment income totaled $134,571 ($0.30 per share), $81,363 ($0.18 per share) and $69,769 ($0.16 per share) for the years ended December 31, 2024, 2023 and 2022, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency, swap contracts and debt extinguishment for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net realized gain (loss) on investments(1)	$(8,736)	$(59,301)	$37,383
Net realized gain (loss) on foreign currency	(1)	(123)	(202)
Net realized gain (loss) on swap contracts	9,593	1,048	(2,785)
Net realized gain (loss) on debt extinguishment	—	—	(929)
Total net realized gain (loss)	$856	$(58,376)	$33,467
______________

(1)    We sold investments and received principal repayments, other than short-term investments and U.S. government obligations, of $678,901 and $463,495, respectively, during the year ended December 31, 2024, $728,219 and $409,667, respectively, during the year ended December 31, 2023 and $457,619 and $413,370, respectively, during the year ended December 31, 2022.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$(40,423)	$(144,904)	$82,009
Net change in unrealized appreciation (depreciation) on swap contracts	70	698	(698)
Net change in unrealized appreciation (depreciation) on foreign currency	(30)	36	(45)
Total net change in unrealized appreciation (depreciation)	$(40,383)	$(144,170)	$81,266
During the years ended December 31, 2024 and 2023, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments. During the year ended December 31, 2022, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our upstream equity/other investments and the conversion of unrealized appreciation to realized gains.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2024, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $95,044 ($0.21 per share), $(121,183) ($(0.27) per share) and $184,502 ($0.41 per share), respectively.
This "Results of Operations" section should be read in conjunction with "Expected Distributions" above.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2024, we had $202,091 in cash and cash equivalents, which we held in custodial accounts and a money market fund. There were no borrowings available under our financing arrangement. As of December 31, 2024, we also had broadly syndicated investments that could be sold to create additional liquidity. As of December 31, 2024, we had twenty senior secured loan investments with aggregate unfunded commitments of $92,715. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
We generate cash primarily from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we may also seek to employ leverage as market conditions permit and at the discretion of FS/EIG Advisor, but unless and until we elect otherwise, as permitted by the 1940 Act, in no event will leverage employed exceed 50% of the value of our assets, as required by the 1940 Act. See “—Financing Arrangement.”
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
Financing Arrangement
The following table presents a summary of information with respect to our outstanding financing arrangement as of December 31, 2024:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Repurchase	Term SOFR+3.00%	$500,000	$—	September 6, 2026
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
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distribution rate for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024 represented an annualized distribution rate of approximately 10.0%, in each case based on the then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2025, and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. For the quarter ended December 31, 2024, the distribution amount per share was $0.0821, comprised of an initial distribution per share of $0.0753 declared in December 2024 and the remaining distribution per share of $0.0068 declared in January 2025, representing an annualized distribution rate to shareholders of approximately 10.0% based on the net asset value of $3.30 per share as of December 31, 2024. For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, representing an annualized distribution rate to shareholders of approximately 7.5% based on the net asset value of $3.43 per share as of December 31, 2023. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares during the years ended December 31, 2024, 2023 and 2022:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2022	$0.1200	$53,938
2023	$0.1892	$86,059
2024	$0.3373	$153,643
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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our consolidated financial statements contained in this annual report on Form 10-K for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the years ended December 31, 2024, 2023 and 2022.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07, which enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
We operate through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The chief operating decision maker, or CODM, is our chief executive officer. The CODM assesses the performance and makes operating decisions of us on a consolidated basis primarily based on our change in shareholders’ equity resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to our shareholders. As our operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 81.3% of our portfolio investments (based on fair value) paid variable interest rates, 10.0% paid fixed interest rates, 5.8% were income producing equity/other investments and the remaining 2.9% consisted of non-income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of December 31, 2024 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(15,006)	$(5,000)	$(10,006)	(7.8)%
No Change	—	—	—	—
Up 100 basis points	$15,006	$5,000	$10,006	7.8%
Up 300 basis points	$45,019	$15,000	$30,019	23.4%
Up 500 basis points	$75,032	$25,000	$50,032	38.9%
___________________
(1) Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2) Assumes current debt outstanding as of December 31, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2024, 2023 and 2022, we did not engage in interest rate hedging activities.
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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance accounting principles generally accepted in the United States of America.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of FS Specialty Lending Fund

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FS Specialty Lending Fund (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, brokers, the underlying investee and others; when replies were not received from brokers, the underlying investee and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter
At December 31, 2024, the fair value of the Company’s investments categorized as Level 3 investments within the fair value hierarchy (Level 3 investments) totaled $964 million. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Notes 2 and 8 to the consolidated financial statements and using significant unobservable inputs and assumptions. The selection of valuation techniques and the significant unobservable inputs and assumptions used by management requires subjective judgments and estimates. The primary valuation techniques used by the Company include market comparables and discounted cash flows. The primary significant unobservable inputs used to measure fair value include EBITDA multiples, discount rates, market yield percentages, proved reserve multiples and production multiples.
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

Philadelphia, Pennsylvania
March 14, 2025

FS Specialty Lending Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,830,451 and $1,358,793 respectively)	$1,790,694	$1,414,684
Non-controlled/affiliated investments (amortized cost—$73,338 and $25,601, respectively)	51,943	7,496
Controlled/affiliated investments (amortized cost—$0 and $159,531, respectively)	—	101,016
Total investments, at fair value (amortized cost—$1,903,789 and $1,543,925, respectively)	1,842,637	1,523,196
Cash and cash equivalents	202,091	486,059
Restricted cash	36,945	6,699
Receivable for investments sold and repaid	33,895	27,860
Interest receivable	14,383	15,093
Dividends receivable	330	360
Unrealized appreciation on swap contracts	70	—
Swap income receivable	773	36
Prepaid expenses and other assets	112	254
Total assets	$2,131,236	$2,059,557
Liabilities
Payable for investments purchased	$82,699	$61,596
Repurchase facility payable (net of unamortized deferred financing costs of $3,486 and $5,563, respectively)(1)	496,514	394,437
Swap income payable	528	259
Shareholder distributions payable	34,335	27,740
Management fees payable	8,672	8,416
Administrative services expenses payable	346	108
Interest payable	1,365	1,603
Trustees' fees payable	164	164
Other accrued expenses and liabilities	3,157	3,179
Total liabilities	627,780	497,502
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 455,506,155 and 455,506,155 shares issued and outstanding, respectively	456	456
Capital in excess of par value	3,129,574	3,185,784
Accumulated earnings (deficit)	(1,626,574)	(1,624,185)
Total shareholders' equity	1,503,456	1,562,055
Total liabilities and shareholders' equity	$2,131,236	$2,059,557
Net asset value per common share at year end	$3.30	$3.43
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Investment income
From non-controlled/unaffiliated investments:
Interest income	$184,842	$118,530	$119,003
Paid-in-kind interest income	11,830	4,685	12,666
Fee income	5,932	3,662	4,660
Dividend income	10,938	14,801	21,804
From non-controlled/affiliated investments:
Interest income	3,198	675	3,219
Paid-in-kind interest income	1,299	97	105
Fee income	—	—	7,268
Dividend income	—	—	5,417
From controlled/affiliated investments:
Interest income	1,493	3,720	2,936
Paid-in-kind interest income	60	3,228	7,154
Dividend income	3,499	8,324	735
Total investment income	223,091	157,722	184,967
Operating expenses
Management fees	35,515	35,377	44,559
Administrative services expenses	5,695	6,087	5,626
Share transfer agent fees	3,606	3,206	2,985
Accounting and administrative fees	594	588	731
Interest expense(1)	35,891	23,698	55,716
Trustees' fees	656	667	742
Other general and administrative expenses	4,345	4,494	5,105
Total operating expenses	86,302	74,117	115,464
Less: Management fee offset(2)	(8)	(341)	(2,619)
Net expenses	86,294	73,776	112,845
Net investment income before taxes	136,797	83,946	72,122
Federal and state taxes	2,226	2,583	2,353
Net investment income	134,571	81,363	69,769
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	56,803	(29,350)	(21,652)
Non-controlled/affiliated	148	(29,951)	43,136
Controlled/affiliated	(65,687)	—	15,899
Net realized gain (loss) on foreign currency	(1)	(123)	(202)
Net realized gain (loss) on swap contracts	9,593	1,048	(2,785)
Net realized gain (loss) on debt extinguishment	—	—	(929)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	(95,648)	(74,827)	54,379
Non-controlled/affiliated	(3,290)	10,186	(4,010)
Controlled/affiliated	58,515	(80,263)	31,640
Net change in unrealized appreciation (depreciation) on swap contracts	70	698	(698)
Net change in unrealized appreciation (depreciation) on foreign currency	(30)	36	(45)
Total net realized and unrealized gain (loss)	(39,527)	(202,546)	114,733
Net increase (decrease) in net assets resulting from operations	$95,044	$(121,183)	$184,502
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.21	$(0.27)	$0.41
Weighted average shares outstanding	455,506,155	454,418,684	449,393,210
_________________________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operations
Net investment income	$134,571	$81,363	$69,769
Net realized gain (loss) on investments, foreign currency, swap contracts and debt extinguishment	856	(58,376)	33,467
Net change in unrealized appreciation (depreciation) on investments	(40,423)	(144,904)	82,009
Net change in unrealized appreciation (depreciation) on swap contracts	70	698	(698)
Net change in unrealized appreciation (depreciation) on foreign currency	(30)	36	(45)
Net increase (decrease) in net assets resulting from operations	95,044	(121,183)	184,502
Shareholder distributions(1)
Distributions to shareholders	(153,643)	(86,059)	(53,938)
Net decrease in net assets resulting from shareholder distributions	(153,643)	(86,059)	(53,938)
Capital share transactions(2)
Reinvestment of shareholder distributions	—	15,549	20,861
Net increase (decrease) in net assets resulting from capital share transactions	—	15,549	20,861
Total increase (decrease) in net assets	(58,599)	(191,693)	151,425
Net assets at beginning of year	1,562,055	1,753,748	1,602,323
Net assets at end of year	$1,503,456	$1,562,055	$1,753,748
_________________________
(1)    See Note 5 for a discussion of the sources of distributions paid by the Company.
(2)    See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$95,044	$(121,183)	$184,502
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(1,392,398)	(774,503)	(375,192)
Paid-in-kind interest	(13,189)	(14,199)	(19,925)
Proceeds from sales and repayments of long-term investments	1,024,541	1,135,433	869,402
Net proceeds from sales (purchases) of short-term investments	22,865	(20,994)	—
Net realized (gain) loss on investments	8,736	59,301	(37,383)
Net change in unrealized (appreciation) depreciation on investments	40,423	144,904	(82,009)
Net change in unrealized (appreciation) depreciation on swap contracts	(70)	(698)	698
Accretion of discount	(10,419)	(6,023)	(6,785)
Amortization of deferred financing costs and discount	2,077	3,414	6,095
(Increase) decrease in receivable for investments sold and repaid	(6,035)	(20,838)	(2,047)
(Increase) decrease in interest receivable	710	6,839	4,310
(Increase) decrease in dividends receivable	30	518	(878)
(Increase) decrease in swap income receivable	(737)	47	(83)
(Increase) decrease in prepaid expenses and other assets	142	(158)	60
Increase (decrease) in payable for investments purchased	21,103	61,596	(49,500)
Increase (decrease) in swap income payable	269	233	26
Increase (decrease) in management fees payable	256	(2,769)	719
Increase (decrease) in administrative services expenses payable	238	(978)	(238)
Increase (decrease) in interest payable	(238)	(11,768)	(799)
Increase (decrease) in trustees' fees payable	—	—	(36)
Increase (decrease) in other accrued expenses and liabilities	(22)	(1,672)	2,815
Net cash provided by (used in) operating activities	(206,674)	436,502	493,752
Cash flows from financing activities
Shareholder distributions paid	(147,048)	(56,313)	(32,922)
Borrowings under repurchase facility	100,000	400,000	—
Borrowings under credit facilities	—	—	29,009
Repayments of credit facilities	—	(305,676)	(10,000)
Repayments under senior secured notes	—	(457,075)	(31,925)
Deferred financing costs paid	—	(6,335)	(138)
Net cash provided by financing activities	(47,048)	(425,399)	(45,976)
Total increase (decrease) in cash, cash equivalents and restricted cash	(253,722)	11,103	447,776
Cash at beginning of year	492,758	481,655	33,879
Cash, cash equivalents and restricted cash at end of year(1)	$239,036	$492,758	$481,655
Supplemental disclosure
Non-cash reinvestment of shareholder distributions	$—	$15,549	$20,861
Non-cash purchases of investments	$(117,855)	$(3,284)	$(1,587)
Non-cash sales of investments	$117,855	$3,284	$1,587
Federal and state taxes paid	$1,858	$4,081	$404
Interest paid	$34,052	$32,052	$50,420
_________________________
(1)As of December 31, 2024, 2023 and 2022, the company held cash and cash equivalents of $202,091, $486,059 and $481,655, respectively, and restricted cash of $36,945, $6,699 and $0, respectively. Restricted cash is the cash collateral required to be posted pursuant to the Company’s derivative contracts.
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.1%
Accupac, LLC	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+700	2.0%	12/31/29	$41,783	$40,822	$40,947
Accupac, LLC	(e)(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+700	2.0%	12/31/29	6,267	6,267	6,142
Acrisure, LLC	(q)	Insurance	S+300		11/6/30	18,849	18,849	18,904
AI Aqua Merger Sub, Inc.	(f)	Capital Goods	S+350	0.5%	7/31/28	19,900	19,775	19,942
Alegeus Technologies Holdings Corp.	(r)	Health Care Equipment & Services	S+675	1.0%	11/5/29	30,000	29,281	29,288
American Auto Auction Group, LLC		Commercial & Professional Services	S+450	0.8%	12/30/27	23,739	23,739	23,927
Amerit Fleet Solutions, Inc.	(r)	Commercial & Professional Services	S+525	0.8%	12/17/31	30,250	30,032	30,023
Amerit Fleet Solutions, Inc.	(r)	Commercial & Professional Services	S+525	0.8%	12/17/29	1,507	1,486	1,496
Amerit Fleet Solutions, Inc.	(e)(r)	Commercial & Professional Services	S+525	0.8%	12/17/29	1,243	1,243	1,234
Ansira Partners, Inc.	(f)(r)	Media & Entertainment	S+675	1.5%	7/1/29	35,538	34,601	34,694
Ansira Partners, Inc.	(e)(r)	Media & Entertainment	S+675	1.5%	7/1/29	3,927	3,927	3,834
APTIM Corp.	(f)	Commercial & Professional Services	S+750		5/23/29	27,500	27,500	27,431
Archer Acquisition, LLC	(r)	Equity Real Estate Investment Trusts (REITs)	S+500	1.0%	10/6/29	19,309	19,115	19,115
Array Midco, Corp.	(k)(r)	Commercial & Professional Services	S+650	3.0%	12/31/29	25,192	24,613	24,688
Array Midco, Corp.	(e)(k)(r)	Commercial & Professional Services	S+650	3.0%	12/31/29	7,558	7,558	7,482
Auris Luxembourg III S.a r.l	(k)	Health Care Equipment & Services	S+375		2/28/29	22,802	22,802	23,102
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	20,695	18,864	20,556
Brock Holdings III, LLC	(f)(k)	Capital Goods	S+600	0.5%	5/2/30	8,479	8,322	8,542
CCS Acquisition, LLC	(r)	Health Care Equipment & Services	S+550	1.0%	12/30/30	31,429	30,872	30,800
CCS Acquisition, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	12/30/30	8,571	8,571	8,400
CCS-CMGC Holdings, Inc.	(f)(m)(o)(r)	Health Care Equipment & Services	S+693	2.0%	6/9/25	13,430	11,849	6,751
CCS-CMGC Holdings, Inc.	(m)(o)(q)	Health Care Equipment & Services	S+725	2.0%	6/9/25	3,162	2,551	3,194
CCS-CMGC Holdings, Inc.	(m)(o)	Health Care Equipment & Services	S+725	2.0%	6/9/25	2,752	2,621	2,780
CCS-CMGC Holdings, Inc.	(f)(m)(o)(r)	Health Care Equipment & Services	S+750		10/1/25	14,319	12,645	3,231
Charlotte Buyer, Inc.	(f)	Health Care Equipment & Services	S+475	0.5%	2/11/28	17,710	17,792	17,840

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Chinos Intermediate 2, LLC		Consumer Discretionary Distribution & Retail	S+600		9/17/31	$16,000	$15,726	$16,240
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/25	2,140	2,140	2,167
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+650	1.0%	7/18/28	20,706	20,705	20,964
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/28	1,344	1,344	1,354
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/25	538	538	544
Clear Channel Outdoor Holdings, Inc.	(f)(k)	Media & Entertainment	S+400		8/21/28	12,500	12,317	12,599
Cop Village Green Acquisitions, Inc.	(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	12,707	12,469	12,453
Cop Village Green Acquisitions, Inc.	(e)(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	3,661	3,661	3,661
Cop Village Green Acquisitions, Inc.	(e)(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	6,101	6,101	6,101
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	24,750	24,813	24,066
Crown SubSea Communications Holding, Inc.	(f)	Capital Goods	S+400	0.8%	1/30/31	5,970	5,916	6,074
Delivery Hero Finco LLC	(k)	Consumer Services	S+500	0.5%	12/12/29	24,813	24,742	24,988
Digicel International Finance Ltd.	(f)	Telecommunication Services	S+515, 1.5% PIK (1.5% Max PIK)	0.5%	5/25/27	20,231	19,614	19,703
Electrical Components International, Inc.	(f)(r)	Capital Goods	S+650, 0.0% PIK (2.0% Max PIK)	2.0%	5/10/29	47,163	46,308	47,163
Electrical Components International, Inc.	(e)(r)	Capital Goods	S+650, 0.0% PIK (2.0% Max PIK)	2.0%	5/10/29	2,600	2,600	2,600
Engineered Machinery Holdings, Inc.	(f)	Capital Goods	S+375	0.8%	5/19/28	24,669	24,613	24,893
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	24,649	24,435	23,212
FLNG Liquefaction 2, LLC	(p)(r)	Energy—Midstream	S+150		12/31/26	24,931	23,684	23,684
GasLog Ltd.	(k)(r)	Energy—Midstream	7.8%		3/31/29	7,523	7,488	7,420
Gen4 Dental Partners Opco, LLC	(f)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	23,454	22,911	22,750
Gen4 Dental Partners Opco, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	9,429	9,429	9,146
Gold Rush Amusements, Inc.	(f)(r)	Consumer Services	S+750	2.0%	10/12/28	30,365	29,863	30,365
Guardian US Holdco, LLC	(f)	Software & Services	S+350	0.5%	1/31/30	21,683	21,709	21,755
HMN Acquirer Corp.	(r)	Media & Entertainment	S+475	1.0%	11/5/31	15,741	15,537	15,505
HMN Acquirer Corp.	(e)(r)	Media & Entertainment	S+475	1.0%	11/5/31	9,259	9,259	9,120
IXS Holdings, Inc.	(q)	Materials	S+425	0.8%	3/5/27	19,850	19,341	19,219
Knowlton Development Corporation Inc.	(q)	Household & Personal Products	S+400		8/15/28	35,365	35,365	35,647
LABL, Inc.	(f)	Commercial & Professional Services	S+500	0.5%	10/29/28	24,610	24,014	23,857
Learning Care Group No. 2 Inc.	(f)	Consumer Services	S+400	0.5%	8/11/28	21,731	21,844	21,975
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Level 3 Financing, Inc.	(f)(k)	Telecommunication Services	S+656	2.0%	4/15/29	$19,291	$18,912	$19,703
LR Orion Bidco Ltd.	(k)(r)	Software & Services	S+550		11/22/31	36,290	36,562	35,927
LR Orion Bidco Ltd.	(e)(k)(r)	Software & Services	SA+300		5/22/31	£3,468	4,342	4,342
LR Orion Bidco Ltd.	(e)(k)(r)	Software & Services	S+550		11/22/31	$4,839	4,839	4,815
M2S Group Intermediate Holdings, Inc.		Materials	S+475	0.5%	8/25/31	29,310	27,355	28,358
Magnera Corp.	(k)	Materials	S+425		11/4/31	10,000	9,938	10,035
Mavis Tire Express Services TopCo, L.P.	(f)	Consumer Discretionary Distribution & Retail	S+350	0.8%	5/4/28	12,232	12,254	12,329
MedImpact Healthcare Systems, Inc.	(f)	Health Care Equipment & Services	S+725		3/31/28	24,367	22,096	24,601
NES Hercules Class B Member, LLC	(p)(r)	Energy—Renewables	S+178		1/31/28	23,546	21,662	21,662
OmniMax International, LLC	(r)	Capital Goods	S+575	1.0%	12/6/30	30,561	29,879	29,950
OmniMax International, LLC	(e)(r)	Capital Goods	S+575	1.0%	12/6/30	9,439	9,439	9,250
Onbe, Inc.	(f)(r)	Financial Services	S+550	1.0%	7/25/31	38,000	37,280	37,288
Peloton Interactive, Inc.	(f)(k)	Consumer Durables & Apparel	S+600		5/30/29	24,875	24,649	25,507
Permian Production Holdings, LLC	(r)(u)	Energy—Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	2,897	2,797	2,879
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	15,384	11,237	5,050
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	10.0% PIK (10.0% Max PIK)		8/22/25	4,648	3,827	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(r)	Energy—Power	10.0%		8/22/25	2,344	2,344	—
PODS, LLC	(f)	Transportation	S+300	0.8%	3/31/28	19,846	18,905	18,624
Pretium PKG Holdings, Inc.	(f)	Materials	S+250, 2.5% PIK (2.5% Max PIK)	1.0%	10/2/28	32,965	32,524	34,077
Proampac PG Borrower LLC	(f)	Materials	S+400	0.8%	9/15/28	22,770	22,781	22,870
Project Granite Buyer, Inc.	(r)	Insurance	S+575	0.8%	12/31/31	16,050	15,665	15,729
Project Granite Buyer, Inc.	(e)(r)	Insurance	S+575	0.8%	12/31/31	1,480	1,480	1,465
Project Granite Buyer, Inc.	(e)(r)	Insurance	S+575	0.8%	12/31/30	2,470	2,470	2,421
Realtruck Group, Inc.	(f)	Automobiles & Components	S+350	0.8%	1/31/28	24,692	24,006	24,003
Revlon Intermediate Holdings IV LLC	(f)	Household & Personal Products	S+688	1.0%	5/2/28	15,000	15,034	14,912
RPC TopCo Inc.	(r)	Consumer Durables & Apparel	S+500	1.0%	8/30/31	21,915	21,553	21,915
RPC TopCo Inc.	(e)(r)	Consumer Durables & Apparel	S+550	1.0%	8/30/31	3,030	3,030	3,030
Ryan, LLC	(f)	Commercial & Professional Services	S+350	0.5%	11/14/30	8,809	8,828	8,844
SupplyOne, Inc.		Materials	S+375		4/19/31	8,933	8,932	9,018
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+500	1.0%	5/15/28	$24,195	$23,320	$24,513
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	24,653	23,565	24,068
United Natural Foods, Inc.	(f)(k)	Consumer Staples Distribution & Retail	S+475		5/1/31	20,895	20,505	21,276
Weber-Stephen Products LLC	(f)	Consumer Durables & Apparel	S+325	0.8%	10/30/27	26,036	24,144	25,995
WildBrain Ltd.	(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	506	440	502
WildBrain Ltd.	(f)(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	31,468	30,887	31,193
WildBrain Ltd.	(e)(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	2,867	2,867	2,842
WMK, LLC	(f)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	31,698	30,780	31,104
WMK, LLC	(e)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	2,750	2,750	2,698
Wok Holdings, Inc.	(q)	Consumer Services	S+625		9/1/29	22,440	21,543	21,703
Total Senior Secured Loans—First Lien							1,549,604	1,538,066
Unfunded Loan Commitments							(92,715)	(92,715)
Net Senior Secured Loans—First Lien							1,456,889	1,445,351

Senior Secured Loans—Second Lien—3.3%
MBS Services Holdings, LLC	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/20/30	31,996	31,067	29,116
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	20,075
Total Senior Secured Loans—Second Lien							51,604	49,191

Senior Secured Bonds—6.9%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	12,271	11,427	12,347
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	25,742	23,793	25,671
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	23,568	22,210	20,160
ST EIP Holdings Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,143	9,794	9,192
Universal Entertainment Corp.	(k)	Consumer Durables & Apparel	9.9%		8/1/29	9,625	9,538	9,608
Warren Resources, Inc.	(r)	Energy—Upstream	4.0%		11/30/26	30,745	27,534	26,748
Total Senior Secured Bonds							104,296	103,726

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Unsecured Debt—2.6%
Leia Acquisition Ltd. (fka AirSwift Holdings, Ltd.)	(r)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		7/15/29	$399	$399	$399
Pioneer Midco, LLC	(f)(r)	Consumer Services	11.6% PIK (11.6% Max PIK)		11/18/30	38,371	38,386	38,563
Total Unsecured Debt							38,785	38,962

Asset Based Finance—3.1%
Bridge Street CLO IV Ltd., Subordinated Notes	(g)(k)(r)(s)(u)	Financial Services	17.9%		4/20/37	23,700	23,945	20,679
Bridge Street Warehouse CLO V Ltd.	(k)(r)(t)(u)	Financial Services	1.8%		8/1/25	25,000	25,492	25,492
Total Asset Based Finance							49,437	46,171

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.6%(l)
Arena Energy, LP, Contingent Value Rights	(r)	Energy—Upstream				126,632,117	$351	$269
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	42,169	42,047
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				17,183	9,806	7,066
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(u)	Energy—Midstream				105,785	6,681	2,518
Harvest Oil & Gas Corp., Common Equity	(o)(u)	Energy—Upstream				135,062	14,418	375
Maverick Natural Resources, LLC, Common Equity	(n)(r)	Energy—Upstream				503,176	93,044	72,622
MBS Services Holdings, LLC, A-3 Units	(n)(o)(r)	Commercial & Professional Services				522,382	522	669
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				1,968,861	5	—
Telpico, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	830
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	28,561	28,211	32,840
Total Equity/Other							202,778	159,236
TOTAL INVESTMENTS—122.6%							$1,903,789	1,842,637
Cash and Cash Equivalents—13.4%	(i)							202,091
Liabilities in Excess of Other Assets—(36.0%)	(j)							(541,272)
NET ASSETS—100.0%								$1,503,456

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Total Return Swaps

Counterparty	Pay/Receive(h)	Underlying Reference	Type	Number of Shares	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
Nomura Global Financial Products Inc.	Receive	FS Credit Opportunities Corp. Common Stock	Equity	2,875,868	OBFR+1.15%	Monthly	9/21/26	$19,613	$—

BNP Paribas	Receive	Aretec Group, Inc.	Loan	—	S+350	Monthly	9/12/25	14,244	11
	Receive	Clear Channel Outdoor Holdings, Inc.	Loan	—	S+400	Monthly	9/12/25	7,500	128
	Receive	BCPE Empire Holdings, Inc.	Loan	—	S+350	Monthly	9/12/25	29,750	2
	Receive	Charlotte Buyer, Inc.	Loan	—	S+475	Monthly	9/12/25	7,443	39
	Receive	Pro Mach Group, Inc.	Loan	—	S+350	Monthly	9/12/25	24,799	(27)
	Receive	Cirque Du Soleil Holding USA Newco, Inc.	Loan	—	S+375	Monthly	9/12/25	8,303	21
	Receive	Allied Universal Holdco LLC	Loan	—	S+375	Monthly	9/12/25	22,727	(104)
Total									$70
__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2024, the three-month Sterling Overnight Index Average, or SONIA, or SA was 4.62%, the one-month and three-month Secured Overnight Financing Rate, or SOFR, or S, was 4.33% and 4.31%, respectively, and the Overnight Bank Funding Rate, or OBFR, was 4.33%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)    Exempt from registration under Rule 144A of the Securities Act of 1933, as amended. Such securities may be deemed liquid by the investment adviser and may be resold, normally to qualified institutional buyers in transactions exempt from registration. As of December 31, 2024, the total market value of Rule 144A securities amounted to $20,679, which represented approximately 1.4% of net assets.
(h)    Receive represents that the Company receives payments for any positive net return and makes payments for any negative net return on the underlying reference. Pay represents that the Company receives payments for any negative net return and makes payments for any positive net return on the underlying reference.
(i)    Includes cash equivalents held in the Allspring Government Money Market Fund with a cost and fair market value of $19,699 and a 7-day yield of 4.4% as of December 31, 2024.
(j)    Includes the effect of swap contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of December 31, 2024, 83.0% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of December 31, 2024.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within Sustainable Infrastructure Investments, LLC, a wholly-owned subsidiary of the Company.
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

(q)    Security or portion thereof unsettled as of December 31, 2024.
(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
(s)    Securities of a collateralized loan obligation (“CLO”) where an affiliate of the Company’s investment adviser serves as collateral manager and administrator (see Note 4). The fair value of the investment is inclusive of the present value of future senior management fee and subordinated management fee cash flows from the collateral manager and administrator of the CLOs to the Company. The stated rate on these securities represents the annualized yield as of December 31, 2024.
(t)    Security is a related party investment where an affiliate of the Company’s investment adviser serves as collateral manager and administrator (see Note 4). The stated rate on these securities represents the annualized yield as of December 31, 2024.
(u)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of December 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$4,816	$197	$(2,045)	$148	$(237)	$2,879	$432	$78
Asset Based Finance
Bridge Street CLO IV Ltd., Subordinated Notes	—	23,945	—	—	(3,266)	20,679	2,766	—
Bridge Street Warehouse CLO IV Ltd.	—	22,729	(22,729)	—	—	—	—	729
Bridge Street Warehouse CLO V Ltd.	—	25,492	—	—	—	25,492	—	492
Equity/Other
GWP Midstream Holdco, LLC, Common Equity	1,661	—	—	—	857	2,518	—	—
Harvest Oil & Gas Corp., Common Equity	271	—	—	—	104	375	—	—
Permian Production Holdings, LLC, Common Equity	748	—	—	—	(748)	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—
	$7,496	$72,363	$(24,774)	$148	$(3,290)	$51,943	$3,198	$1,299
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
(3)    Interest and PIK income presented for the year ended December 31, 2024.

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

(v)    Under the 1940 Act, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” of and deemed to “control.” The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Allied Wireline Services, LLC	$22,200	$—	$(19,282)	$(50,995)	$48,077	$—	$—	$—	$—
Warren Resources, Inc.	23,823	60	(20,357)	(3,526)	—	—	1,493	60	—
Sustainable Infrastructure Investments, LLC
Sustainable Infrastructure Investments, LLC(4)	39,427	5,793	(46,607)	(2,336)	3,723	—	—	—	3,499
Equity/Other
Allied Wireline Services, LLC, Common Equity	—	—	—	(1,527)	1,527	—	—	—	—
Allied Wireline Services, LLC, Warrants	—	—	—	—	—	—	—	—	—
Warren Resources, Inc., Common Equity	15,566	127	(13,578)	(7,303)	5,188	—	—	—	—
	$101,016	$5,980	$(99,824)	$(65,687)	$58,515	$—	$1,493	$60	$3,499
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
(3)    Interest, PIK and dividend income presented for the year ended December 31, 2024.
(4)    On December 18, 2024, the Company purchased Imperial Sustainable Infrastructure Investments, LLC’s remaining 12.5% interest in Sustainable Infrastructure Investments, LLC, or SIIJV, and SIIJV became a wholly-owned subsidiary of the Company.

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—52.9%
Acrisure, LLC	(f)	Insurance	S+450		11/6/30	$20,175	$20,033	$20,251
AI Aqua Merger Sub, Inc.	(f)(q)	Capital Goods	S+425	0.5%	7/31/28	16,522	16,398	16,625
AI Aqua Merger Sub, Inc.	(e)(q)	Capital Goods	S+425	0.5%	7/31/28	3,478	3,452	3,500
Aimbridge Acquisition Co. Inc.	(f)	Consumer Services	S+375		2/2/26	21,805	21,036	20,380
AIRRO (Mauritius) Holdings II	(k)(p)(r)	Energy—Power	S+400, 3.0% PIK (3.0% Max PIK)	1.5%	7/24/25	22,856	20,779	23,050
Allied Universal Holdco LLC	(f)	Consumer Services	S+475	0.5%	5/12/28	9,975	9,841	9,998
Allied Universal Holdco LLC	(f)	Consumer Services	S+375	0.5%	5/12/28	9,929	9,627	9,903
Allied Wireline Services, LLC	(m)(o)(r)(v)	Energy—Service & Equipment	10.0% PIK (10.0% Max PIK)		6/15/25	70,277	70,277	22,200
American Auto Auction Group, LLC	(f)	Capital Goods	S+500	0.8%	12/30/27	9,975	9,752	9,858
Aretec Group, Inc.	(f)(q)	Financial Services	S+450		8/9/30	9,352	9,071	9,358
Auris Luxembourg III S.a r.l	(f)(k)	Health Care Equipment & Services	S+375		2/27/26	20,287	19,912	20,079
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	15,909	14,054	14,852
BCPE Empire Holdings, Inc.	(f)	Consumer Services	S+475	0.5%	12/11/28	24,900	24,983	24,998
CCS-CMGC Holdings, Inc.	(f)	Health Care Equipment & Services	S+550		10/1/25	21,465	18,225	18,222
Charlotte Buyer, Inc.	(f)(q)	Health Care Equipment & Services	S+525	0.5%	2/11/28	19,845	19,937	19,952
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+675	1.0%	7/18/28	20,915	20,915	21,098
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+675	1.0%	7/18/25	2,688	2,688	2,712
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+675	1.0%	7/18/28	1,344	1,344	1,356
Cirque Du Soleil Holding USA Newco, Inc.	(f)(q)	Financial Services	S+425	0.5%	3/8/30	6,387	6,331	6,372
Clear Channel Outdoor Holdings, Inc.	(f)(k)	Media & Entertainment	S+350		8/21/26	20,000	19,551	19,829
Clydesdale Acquisition Holdings Inc.	(f)	Financial Services	S+418	0.5%	4/13/29	19,949	19,740	20,061
Cox Oil Offshore, LLC, Volumetric Production Payments	(g)(i)(r)	Energy—Upstream	12.9%		12/31/23	100,000	1,129	1,234
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	20,000	20,038	20,092
Crown SubSea Communications Holding, Inc.	(f)(q)	Capital Goods	S+500	0.8%	4/27/27	4,500	4,523	4,534
Crown SubSea Communications Holding, Inc.	(f)(q)	Capital Goods	S+525	0.8%	4/27/27	5,430	5,445	5,468
Engineered Machinery Holdings, Inc.	(f)	Capital Goods	S+350	0.8%	5/19/28	19,924	19,847	19,840
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	19,905	19,620	19,781
FR XIII PAA Holdings HoldCo, LLC	(f)(r)	Energy—Midstream	S+750	0.5%	10/15/26	17,047	16,855	17,156
See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
GasLog Ltd.	(k)(r)	Energy—Midstream	7.8%		3/31/29	$13,951	$13,874	$13,510
Gold Rush Amusements, Inc.	(f)(r)	Consumer Services	S+750	2.0%	10/12/28	30,673	30,079	30,059
Goodnight Water Solutions, LLC	(f)(r)	Energy—Midstream	S+700	0.5%	6/3/27	14,516	14,326	14,379
Guardian US Holdco, LLC	(f)	Financial Services	S+400	0.5%	1/31/30	19,925	19,922	20,008
Knowlton Development Corporation Inc.	(f)	Household & Personal Products	S+500		8/15/28	21,000	20,370	20,858
LABL, Inc.	(f)	Commercial & Professional Services	S+500	0.5%	10/29/28	19,864	19,335	19,106
Learning Care Group No. 2 Inc.	(f)	Consumer Services	S+475	0.5%	8/11/28	19,950	20,070	20,100
Mavis Tire Express Services TopCo, L.P.	(f)	Consumer Discretionary Distribution & Retail	S+400	0.8%	5/4/28	19,893	19,797	19,955
Nephron Pharmaceuticals Corp.	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+900	1.5%	9/11/26	20,000	19,400	19,300
Permian Production Holdings, LLC	(r)(u)	Energy—Upstream	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	4,864	4,497	4,816
Phoenix Guarantor Inc.	(f)(q)	Financial Services	S+350		3/5/26	19,923	19,891	19,951
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	13,297	12,329	7,473
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy—Power	10.0% PIK (10.0% Max PIK)		8/22/25	4,015	3,827	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(r)	Energy—Power	10.0%		8/22/25	2,709	2,709	—
Pretium PKG Holdings, Inc.	(f)	Materials	S+500	1.0%	10/2/28	30,118	29,634	29,591
Pro Mach Group, Inc.	(f)	Capital Goods	S+400	1.0%	8/31/28	19,924	19,979	20,007
Proampac PG Borrower LLC	(f)	Materials	S+450	0.8%	9/15/28	20,000	19,994	20,062
Realtruck Group, Inc.	(f)(q)	Automobiles & Components	S+350	0.8%	1/31/28	19,956	19,117	19,740
Ryan, LLC	(f)(q)	Commercial & Professional Services	S+450	0.5%	11/14/30	9,844	9,868	9,890
Ryan, LLC	(e)(q)	Commercial & Professional Services	S+450	0.5%	11/14/30	1,036	1,039	1,041
SRS Distribution Inc.	(f)(q)	Capital Goods	S+350	0.5%	6/2/28	19,924	19,729	19,982
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+550	1.0%	5/15/28	19,650	18,681	18,830
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	19,910	18,614	19,268
Warren Resources, Inc.	(f)(r)(v)	Energy—Upstream	S+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	23,823	23,823	23,823
Wattbridge Inc.	(f)(r)	Energy—Power	S+985	1.8%	6/30/27	42,938	42,938	41,882
Total Senior Secured Loans—First Lien							889,245	836,390
Unfunded Loan Commitments							(11,232)	(11,232)
Net Senior Secured Loans—First Lien							878,013	825,158

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—3.5%
Citizen Energy Operating, LLC	(f)(r)	Energy—Upstream	S+765	1.0%	6/29/27	$35,000	$34,527	$34,426
Tenrgys, LLC	(f)(r)	Energy—Upstream	S+750, (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	19,998
Total Senior Secured Loans—Second Lien							55,064	54,424

Senior Secured Bonds—5.4%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	10,601	9,614	10,385
Aretec Escrow Issuer Inc.	(f)	Financial Services	10.0%		8/15/30	7,000	7,000	7,447
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	20,742	18,561	19,517
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	20,000	17,987	17,473
Navios Logistics Finance, Inc.	(f)(k)	Transportation	10.8%		7/1/25	20,000	19,680	19,772
ST EIP Holdings Inc.	(f)(r)	Energy—Midstream	6.3%		1/10/30	10,365	9,951	9,874
Total Senior Secured Bonds							82,793	84,468

			Commitment Amount(c)	Cost	Fair Value(d)
Sustainable Infrastructure Investments, LLC—2.5%
Sustainable Infrastructure Investments, LLC	(k)(r)(v)	Energy—Power	$60,603	$43,150	$39,427
Total Sustainable Infrastructure Investments, LLC				43,150	39,427

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Equity/Other—31.9%(l)
Abaco Energy Technologies LLC, Preferred Equity	(o)(r)	Energy—Service & Equipment				28,942,003	$1,447	$10,159
Abaco Energy Technologies LLC, Common Equity	(o)(r)	Energy—Service & Equipment				6,944,444	6,944	1,375
AIRRO (Mauritius) Holdings II, Warrants, Strike: $1.00	(k)(o)(p)(r)	Energy—Power				35	2,652	—
AirSwift Holdings, Ltd., Common Equity	(k)(o)(r)	Commercial & Professional Services				3,750,000	6,029	3,413
Allied Wireline Services, LLC, Common Equity	(n)(o)(r)(v)	Energy—Service & Equipment				48,400	1,527	—
Allied Wireline Services, LLC, Warrants	(n)(o)(r)(v)	Energy—Service & Equipment				22,000	$—	$—
Arena Energy, LP, Contingent Value Rights	(o)(r)	Energy—Upstream				126,632,117	351	571
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				1,486,929	44,573	39,545

See notes to consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Amortized Cost	Fair Value(d)
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				2,785,562	$2,786	$—
Global Jet Capital Holdings, LP, Preferred Equity	(m)(o)(r)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	19,965	12,493	10,357
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(u)	Energy—Midstream				105,785	6,681	1,661
Harvest Oil & Gas Corp., Common Equity	(o)(u)	Energy—Upstream				135,062	14,418	271
Maverick Natural Resources, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				503,176	93,044	164,040
NGL Energy Partners, LP, Preferred Equity	(f)(k)(m)(o)(r)	Energy—Midstream	14.2%		7/2/27	156,250	157,633	141,141
NGL Energy Partners, LP, Warrants (Par), Strike: $14.54	(k)(o)(r)	Energy—Midstream				2,187,500	3,083	2,682
NGL Energy Partners, LP, Warrants (Premium), Strike: $17.45	(k)(o)(r)	Energy—Midstream				3,125,000	2,623	3,083
NGL Energy Partners, LP, Warrants (Premium), Strike: $16.27	(k)(o)(r)	Energy—Midstream				781,250	576	735
NGL Energy Partners, LP, Warrants (Par), Strike: $13.56	(k)(o)(r)	Energy—Midstream				546,880	630	621
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				1,968,861	5	748
Telpico, LLC, Common Equity	(n)(o)(r)(u)	Energy—Upstream				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy—Upstream				50	7,571	4,418
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy—Midstream	9.8%		4/3/28	79,336	78,091	98,333
Warren Resources, Inc., Common Equity	(o)(r)(v)	Energy—Upstream				4,415,749	20,754	15,566
Total Equity/Other							463,911	498,719

Short-Term Investments—1.3%
U.S. Treasury Bills	(s)	U.S Treasury Bills			1/2/24	21,000	20,994	21,000
Total Short-Term Investments							20,994	21,000
TOTAL INVESTMENTS—97.5%							$1,543,925	1,523,196
Cash and Cash Equivalents—31.1%	(t)							486,059
Liabilities in Excess of Other Assets—(28.6%)	(j)							(447,200)
NET ASSETS—100.0%								$1,562,055

Equity Total Return Swaps

Counterparty	Pay/Receive(h)	Underlying Reference	Number of Shares	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
Nomura Global Financial Products Inc.	Receive	FS Credit Opportunities Corp. Common Stock	6,756,299	OBFR+1.15%	Monthly	9/21/26	$38,308	$—
Total Equity Total Return Swaps								$—
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Specialty Lending Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. Prior to September 29, 2023, the Company’s name was FS Energy and Power Fund. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. One of the wholly-owned financing subsidiaries is Sustainable Infrastructure Investments, LLC, or SIIJV, which prior to December 18, 2024, was a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC. On December 18, 2024, the Company purchased Imperial Sustainable Infrastructure Investments, LLC’s remaining 12.5% interest in SIIJV and SIIJV became a wholly-owned subsidiary of the Company. The audited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2024. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
In May 2023, the Company announced that its board of trustees approved the Company’s transition from an investment policy of investing primarily in energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. The new policy became effective on September 29, 2023.
The Company’s current investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in private and public credit in a broad set of industries, sectors and sub-sectors. The Company’s investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of the Company’s total assets.
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
The Company’s allocation to Energy investments has declined and the Company expects it to further decline over time, in each case, through the natural course of maturities, repayments and sales activity and by growing the total size of the portfolio through leverage facilities. The pace of the portfolio rotation remains dependent upon a number of factors, including the turnover of concentrated illiquid Energy investments, performance of underlying portfolio companies, high yield and energy market conditions, the Company’s access to borrowings and the amount and pace of the payment of enhanced distributions to shareholders, among others.
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
Valuation of Collateralized Loan Obligations, or CLO, subordinated notes considers a variety of relevant factors, including recent purchases and sales known to FS/EIG Advisor in similar securities and output from a third-party financial model. The third-party financial model contains detailed information on the characteristics of CLOs, including recent information about assets and liabilities, and is used to project future cash flows. Key inputs to the model include assumptions for future loan default rates/recovery rates, prepayment rates, reinvestment rates and discount rates. These are determined by considering both observable and third-party market data and prevailing general market assumptions and conventions.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company accretes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the year ended December 31, 2024, the Company did not recognize any structuring or other upfront fee revenue. For the year ended December 31, 2023, the Company recognized $591 in structuring or other upfront fee revenue. For the year ended December 31, 2022, the Company did not recognize any structuring or other upfront fee revenue.
The Company invests in CLOs. Interest income from investments in the “equity” class of the CLO (in the Company's case, subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with Accounting Standards Codification Topic 325-40-35, Beneficial Interests in Securitized Financial Assets, or ASC Topic 325. The Company monitors the expected cash inflows from its equity investments in the CLO, including the expected principal repayments. The effective yield is determined and updated quarterly.
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
Uncertainty in Income Taxes: The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is "more likely than not" to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in the consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company did not incur any interest or penalties.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has not recorded a provision for taxes related to its wholly-owned taxable subsidiaries for the years ended December 31, 2024 and 2023, respectively. The Company's federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.
Distributions: Distributions to the Company's shareholders are recorded as of the record date. Subject to the discretion of the Company's board of trustees and applicable legal restrictions, the Company expects to declare and pay enhanced cash distributions on a quarterly basis. Net realized capital gains, if any, are distributed or deemed distributed at least annually.
Reclassifications: Certain amounts in the consolidated financial statements for the years ended December 31, 2023 and 2022 may have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2024.
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
Recent Accounting Pronouncements: In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07, which enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted ASU 2023-07 effective December 31, 2024, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The chief operating decision maker, or CODM, is the Company's chief executive officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s change in shareholders’ equity resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
Note 3. Share Transactions
Below is a summary of transactions with respect to the Company’s common shares during the years ended December 31, 2023 and 2022. There were no transactions with respect to the Company's common shares during the year ended December 31, 2024.

	Year Ended December 31,
	2023		2022
	Shares	Amount	Shares	Amount
Reinvestment of Distributions(1)	4,040,482	$15,549	5,376,174	$20,861
Proceeds from Share Transactions	4,040,482	$15,549	5,376,174	$20,861
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
Share Repurchase Program
In March 2020, the Company’s board of trustees determined to suspend for an indefinite period of time the Company’s share repurchase program and will reassess the Company’s ability to recommence such program in future periods.
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
Historically, pursuant to the Company's share repurchase program, the Company offered to repurchase common shares at a price equal to the price at which common shares were issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares were issued under the Company’s distribution reinvestment plan was determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the years ended December 31, 2024, 2023 and 2022. The Company's distribution reinvestment plan was terminated effective September 15, 2023.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Historically, any such repurchases were made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the years ended December 31, 2024, 2023 and 2022.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the FS/EIG investment advisory agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that FS/EIG Advisor may be entitled to under the FS/EIG investment advisory agreement. During the years ended December 31, 2024, 2023 and 2022, there were no capital gains or subordinated income incentive fees accrued or paid to FS/EIG Advisor.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. FS/EIG Advisor may agree to discontinue offsetting such fees in the future. During the years ended December 31, 2024, 2023 and 2022, $8, $341 and $2,619, respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the years ended December 31, 2024, 2023 and 2022:

			Year Ended December 31,
Related Party	Source Agreement	Description	2024	2023	2022
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$35,507	$35,036	$41,940
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$5,695	$6,087	$5,626
_________________________
(1)    During the years ended December 31, 2024, 2023 and 2022, $35,251, $37,805 and $41,221, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above for the years ended December 31, 2024, 2023 and 2022 is shown net of $8, $341 and $2,619, respectively, in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees. As of December 31, 2024, $8,672 in base management fees were payable to FS/EIG Advisor.
(2)    During the years ended December 31, 2024, 2023 and 2022, $3,655, $4,431 and $3,930, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $5,007, $6,469 and $5,134 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the years ended December 31, 2024, 2023 and 2022, respectively.
Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of FS/EIG Advisor serve and may serve in the future in similar or other capacities for the investment advisers to the other funds managed or advised by FS Investments or EIG, and may serve in similar or other capacities for the investments advisers to future investment vehicles affiliated with FS Investments or EIG. In serving in these

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In addition, members of the senior management and investment teams and other employees of FS/EIG Advisor or its members or their respective affiliates may from time to time invest in portfolio companies in which the Company also invests. Subject to applicable law, the Company may periodically sell loans that it previously acquired after a short period of time to earn fees or other revenue, including from purchasers that do not participate in loan originations. FS/EIG Advisor or its affiliates may receive asset-based fees from purchasers that are advisory clients, resulting in a conflict of interest for FS/EIG Advisor. In some cases, FS/EIG Advisor (or an affiliate) will receive a fee from a third-party investor for making excess investment opportunities available, and such fee creates an incentive to recommend such opportunities to the Company and to allocate opportunities to such a third-party investor.

Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated June 4, 2013, or the Original Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS KKR Capital Corp., or collectively the Company’s co-investment affiliates. Effective April 9, 2018, or the JV Effective Date, and in connection with the transition of advisory services to a joint advisory relationship with EIG, the Company’s board of trustees authorized and directed that the Company (i) withdraw from the Original Order, except with respect to any transaction in which the Company participated in reliance on the Original Order prior to the JV Effective Date, and (ii) rely on an exemptive relief order dated April 10, 2018, granted to EIG and its affiliates which permits the Company to participate in co-investment transactions with certain other EIG advised funds, or the EIG Order. Effective November 13, 2024, and in connection with the change to the Company's investment strategy, the Company's board of trustees authorized and directed that the Company (x) withdraw from the EIG Order, except with respect to any transaction in which the Company participated in reliance on the EIG Order prior to such date, and (y) rely on an exemptive relief order dated November 13, 2024, granted to the Company and certain of its affiliates which permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain of the Company's affiliates, or the FS Order.
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
Bridge Street Warehouse CLO V Ltd.
Bridge Street Warehouse CLO V Ltd., or Bridge Street Warehouse CLO V, is a CLO Warehouse in which the Company contributes capital by subscribing for the preference shares issued by Bridge Street Warehouse CLO V, which is accounted for as a financial instrument at fair value as of December 31, 2024. Bridge Street Warehouse CLO V commenced operations on August 1, 2024 and was in the warehouse phase as of December 31, 2024. As of December 31, 2024, the Company contributed $25,000 to Bridge Street Warehouse CLO V. The Company had an investment of $25,492 in Bridge Street Warehouse CLO V, at fair value, as of December 31, 2024. Bridge Street Warehouse CLO V financed the majority of its loan purchases using its warehouse financing

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
facility. The amount of interest income from the Bridge Street Warehouse CLO V recorded on the Company’s consolidated statement of operations for the year ended December 31, 2024 was approximately $492.
Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common shares during the years ended December 31, 2024, 2023 and 2022:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2022	$0.1200	$53,938
2023	$0.1892	$86,059
2024	$0.3373	$153,643
Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company expects to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. For the quarter ended December 31, 2024, the distribution amount per share was $0.0821, comprised of an initial distribution per share of $0.0753 declared in December 2024 and the remaining distribution per share of $0.0068 declared in January 2025, representing an annualized distribution rate to shareholders of approximately 10.0% based on the net asset value of $3.30 per share as of December 31, 2024. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15.0% of the Company's then-current estimated net asset value beyond 2026. The Company expects a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company's board of trustees.
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$153,643	100%	$86,059	100%	$53,938	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$153,643	100%	$86,059	100%	$53,938	100%
______________________________
(1)    During the years ended December 31, 2024, 2023 and 2022, 89.4%, 87.1% and 85.5%, respectively, of the Company's gross investment income was attributable to cash income earned, 5.9%, 9.0% and 10.8%, respectively, was attributable to paid-in-kind, or PIK, interest and 4.7%, 3.9% and 3.7%, respectively, was attributable to non-cash accretion of discount.

The Company’s net investment income on a tax basis for the years ended December 31, 2024, 2023 and 2022 was $143,919, $101,804 and $69,711, respectively. As of December 31, 2024 and 2023, the Company had $27,973 and $36,369, respectively, of undistributed ordinary income on a tax basis.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income was primarily due to the reclassification of unamortized original issue discount, certain prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains for tax purposes, the impact of certain subsidiaries that are consolidated for purposes of computing GAAP-basis net investment income but are not consolidated for purposes of computing tax-basis net investment income, reclassification of swap reset payments and income recognized for GAAP purposes on certain transactions but not subject to tax or income recognized for tax purposes on certain transactions but not recognized for GAAP purposes. The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns.
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
GAAP-basis net investment income	$134,571	$81,363	$69,769
Reclassification of unamortized original issue discount and prepayment fees	(5,821)	(5,072)	(12,480)
GAAP vs. tax-basis impact of consolidation of certain subsidiaries	(170)	2,652	1,242
Income subject to tax not recorded for GAAP (income recorded for GAAP not subject to tax)	4,226	22,612	13,036
Reclassification of swap reset payments and income	10,183	1,018	—
Other miscellaneous differences	930	(769)	(1,856)
Tax-basis net investment income	$143,919	$101,804	$69,711
The Company may make certain adjustments to the classification of shareholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2024, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $56,210. During the year ended December 31, 2023, the Company increased accumulated earnings (deficit) and reduced capital in excess of par value by $21,053.
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
As of December 31, 2024 and 2023, the components of accumulated earnings on a tax basis were as follows:

	December 31,
	2024	2023
Distributable ordinary income	$27,973	$36,369
Accumulated capital losses(1)	(1,582,470)	(1,595,362)
Other temporary differences	(37)	(670)
Net unrealized appreciation (depreciation) on investments, swap contracts and foreign currency(2)	(72,040)	(64,522)
Total	$(1,626,574)	$(1,624,185)
______________________________
(1)Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of December 31, 2024, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $77,285 and $1,505,185, respectively.
(2)As of December 31, 2024 and 2023, for federal income tax purposes, the gross unrealized appreciation on the Company's investments was $67,490 and $148,817, respectively, and the gross unrealized depreciation on the Company's investments was $138,467 and $213,339, respectively.
The aggregate cost of the Company's investments for federal income tax purposes totaled $1,913,645 and $1,587,709 as of December 31, 2024 and 2023, respectively. The aggregate net unrealized appreciation (depreciation) of the Company's investments on a tax basis was $(71,008) and $(64,513) as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Company had deferred tax assets of $150,870 and $142,608, respectively, particularly resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of December 31, 2024, the Company had no deferred tax liability. As of December 31, 2023, the Company had deferred tax liabilities of $2,595, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of December 31, 2024 and 2023, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $150,870 and of $140,013, respectively.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. During the year ended December 31, 2024, the Company entered into a total return swap of senior secured floating rate loans. During the year ended December 31, 2023, the Company entered into an equity total return swap to obtain exposure to a security without owning such security. During the years ended December 31, 2023 and 2022, the Company utilized commodity fixed price swaps to economically hedge certain risks against natural gas and crude oil price exposure related to certain investments in the Company's portfolio. While the use of these derivative instruments limits the downside risk of adverse price movements, their use also limits future revenues from upward price movements.
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
The monthly average notional amounts of the Nomura TRS and BNPP TRS were $35,675 and $44,521 for the year ended December 31, 2024, respectively, and $19,939 and $0 for the year ended December 31, 2023, respectively. During the year ended December 31, 2023, the average monthly notional volume of fixed price swap contracts—crude oil and fixed price swap contracts—natural gas outstanding were 88,849 Bbls and 169,313 MMBtus, respectively.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The following table presents the fair value of open swap contracts (which are not considered to be hedging instruments for accounting purposes) as of December 31, 2024. There were no derivative assets or liabilities held by the Company as of December 31, 2023.

	December 31, 2024
Instrument	Derivative Assets(1)	Derivative Liabilities
BNP Paribas Total Return Swap	$70	$—
Nomura Total Return Swap	—	—
Total	$70	$—
______________
(1)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
The effect of swap contracts (which are not considered to be hedging instruments for accounting purposes) on the Company's statements of operations for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Net Realized Gains (Losses)(1)			Net Change in Unrealized Appreciation (Depreciation)(2)
	Year Ended December 31,			Year Ended December 31,
Instrument	2024	2023	2022	2024	2023	2022
Nomura Total Return Swap	$8,603	$1,017	$—	$—	$—	$—
BNP Paribas Total Return Swap	990	—	—	70	—	—
Commodity Fixed Price Swaps—Crude Oil	—	(363)	(2,030)	—	572	(572)
Commodity Fixed Price Swaps—Natural Gas	—	394	(755)	—	126	(126)
Total	$9,593	$1,048	$(2,785)	$70	$698	$(698)
______________
(1)    Reflected on the Company's consolidated statements of operations as: Net realized gain (loss) on swap contracts.
(2)    Reflected on the Company's consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. There were no derivative assets or liabilities held by the Company as of December 31, 2023. The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024:

	As of December 31, 2024
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BNP Paribas	$70	—	$70	—	—	$70
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,456,889	$1,445,351	78%	$878,013	$825,158	54%
Senior Secured Loans—Second Lien	51,604	49,191	3%	55,064	54,424	4%
Senior Secured Bonds	104,296	103,726	6%	82,793	84,468	5%
Unsecured Debt	38,785	38,962	2%	—	—	—
Asset Based Finance	49,437	46,171	2%	—	—	—
Equity/Other	202,778	159,236	9%	463,911	498,719	33%
Sustainable Infrastructure Investments, LLC	—	—	—	43,150	39,427	3%
Short-Term Investments	—	—	—	20,994	21,000	1%
Total	$1,903,789	$1,842,637	100%	$1,543,925	$1,523,196	100%
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
As of December 31, 2024, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control” and the Company did not hold any portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (u) and (v) to the consolidated schedule of investments as of December 31, 2024.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2024, the Company had twenty senior secured loan investments with aggregate unfunded commitments of $92,715. As of December 31, 2023, the Company had five senior secured loan investments with aggregate unfunded commitments of $11,232 and an unfunded commitment of $18,989 in U.S dollars and $858 in Canadian dollars to contribute to Sustainable Infrastructure Investments, LLC. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Commercial & Professional Services(1)	$201,499	11%	$62,036	4%
Consumer Services	187,756	10%	156,089	10%
Health Care Equipment & Services	184,439	10%	73,105	5%
Capital Goods	160,441	9%	116,454	8%
Energy—Upstream	165,845	9%	309,456	20%
Materials	123,577	7%	49,653	3%
Media & Entertainment(1)	94,236	5%	19,829	1%
Financial Services(1)	83,459	5%	83,197	6%
Consumer Durables & Apparel	83,025	4%	—	—
Consumer Discretionary Distribution & Retail	79,781	4%	37,428	3%
Energy—Midstream	75,654	4%	303,175	20%
Software & Services(1)	57,658	3%	—	—
Household & Personal Products	50,559	3%	20,858	1%
Automobiles & Components	47,215	3%	39,521	3%
Consumer Staples Distribution & Retail	45,789	2%	18,830	1%
Pharmaceuticals, Biotechnology & Life Sciences	40,822	2%	19,300	1%
Telecommunication Services	39,406	2%	—	—
Insurance	34,569	2%	20,251	1%
Transportation	30,971	2%	30,157	2%
Energy—Renewables	21,662	1%	—	—
Equity Real Estate Investment Trusts (REITs)	19,115	1%	—	—
Real Estate Management & Development	12,453	1%	—	—
Energy—Power	2,706	0%	69,696	5%
Energy—Service & Equipment(1)	—	—	33,734	2%
U.S. Treasury Bills	—	—	21,000	1%
Sustainable Infrastructure Investments, LLC(2)	—	—	39,427	3%
Total	$1,842,637	100%	$1,523,196	100%
____________
(1)    FS/EIG Advisor monitors the industry classification of the Company’s investments and may from time to time reclassify such investments if it determines such reclassification is appropriate. During the year ended December 31, 2024, three investments had their industries re-classified from Financial Services to Media & Entertainment, Commercial & Professional Services and Software & Services. During the year ended December 31, 2023, two investments had their industry re-classified from Energy—Industrials to Commercial & Professional Services, and one investment had its industry re-classified from Energy—Service & Equipment to Commercial & Professional Services.
(2)    Sustainable Infrastructure Investments, LLC was comprised of midstream and renewables assets in the Energy sector as of December 31, 2023.
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
As of December 31, 2024 and 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2024	December 31, 2023
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	879,043	683,716
Level 3—Significant unobservable inputs	963,594	839,480
Total	$1,842,637	$1,523,196
As of December 31, 2024, the Company’s swap contracts were categorized as follows in the fair value hierarchy. There were no derivative assets or liabilities held by the Company as of December 31, 2023.

	December 31, 2024
Valuation Inputs	Derivative Assets	Derivative Liabilities
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	70	—
Level 3—Significant unobservable inputs	—	—
Total	$70	$—
The Company’s board of trustees is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. The Company’s board of trustees has designated FS/EIG Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes or pricing information from third-party pricing services are not generally available, are valued by FS/EIG Advisor with the assistance of independent valuation firms, which determine a valuation range of fair value for such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if FS/EIG Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, FS/EIG Advisor typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy. In determining the fair values of fixed price swaps, FS/EIG Advisor utilizes an industry-standard pricing model that considers various inputs including quoted forward prices for commodities, time value and current market and contractual prices for the underlying

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
instruments. The fair value of the equity total return swap is determined daily based on the market price of the underlying asset. The fair value of the loan total return swap is determined daily based on the bid price of the underlying asset provided by the counterparty. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy.
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
The following is a reconciliation for the years ended December 31, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2024
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Asset Based Finance	Sustainable Infrastructure Investments, LLC(3)	Equity/ Other	Total
Fair value at beginning of period	$237,307	$54,424	$9,874	$—	$—	$39,427	$498,448	$839,480
Accretion of discount (amortization of premium)	2,645	169	371	—	—	—	866	4,051
Net realized gain (loss)	(48,684)	428	(3,517)	—	—	(2,336)	40,608	(13,501)
Net change in unrealized appreciation (depreciation)	31,879	(1,773)	(1,311)	177	(3,266)	3,723	(78,454)	(49,025)
Purchases	570,841	26,540	34,271	35,562	71,674	5,793	1,914	746,595
Paid-in-kind interest	2,690	4,403	—	3,223	492	—	835	11,643
Sales and repayments	(180,431)	(35,000)	(3,748)	—	(22,729)	(46,607)	(305,356)	(593,871)
Transfers into Level 3(1)	18,222	—	—	—	—	—	—	18,222
Transfers out of Level 3(1)	—	—	—	—	—	—	—	—
Fair value at end of period	$634,469	$49,191	$35,940	$38,962	$46,171	$—	$158,861	$963,594
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(14,627)	$(1,874)	$(1,311)	$177	$(3,266)	$—	$(106,363)	$(127,264)

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

	For the Year Ended December 31, 2023
	Senior Secured Loans— First Lien	Senior Secured Loans— Second Lien	Senior Secured Bonds	Unsecured Debt	Sustainable Infrastructure Investments, LLC	Equity/ Other(2)	Total
Fair value at beginning of period	$443,245	$143,270	$10,074	$54,374	$51,098	$892,144	$1,594,205
Accretion of discount (amortization of premium)	2,227	757	42	107	—	1,230	4,363
Net realized gain (loss)	(8,935)	(52)	6	232	—	(39,305)	(48,054)
Net change in unrealized appreciation (depreciation)	(61,574)	(756)	(87)	(95)	(307)	(101,173)	(163,992)
Purchases	95,512	—	—	—	—	1,746	97,258
Paid-in-kind interest	9,858	—	—	4,341	—	—	14,199
Sales and repayments	(243,026)	(88,795)	(161)	(58,959)	(11,364)	(256,194)	(658,499)
Transfers into Level 3(1)	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—
Fair value at end of period	$237,307	$54,424	$9,874	$—	$39,427	$498,448	$839,480
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(62,195)	$(440)	$(87)	$—	$(307)	$(131,869)	$(194,898)
________________________
(1)    Transfers into and out of Level 3 are deemed to have occurred as a result of, among other factors, changes in liquidity, the depth and consistency of prices from third-party pricing services and the existence of observable trades in the market. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the year ended December 31, 2024 and 2023, transfers into or out of Level 3 were due to decreased or increased price transparency.
(2)    As of December 31, 2024, the Company determined to reclassify investments in the schedule of investments from preferred equity to equity/other. Preferred equity amounts for the year ended December 31, 2023 have been reclassified to equity/other to conform to the classifications used to prepare the reconciliation for the year ended December 31, 2024.
(3) On December 18, 2024, the Company purchased Imperial Sustainable Infrastructure Investments, LLC’s remaining 12.5% interest in SIIJV and SIIJV became a wholly-owned subsidiary of the Company.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2024 and 2023 were as follows:

Type of Investment	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$387,753	Market Comparables	Market Yield (%)	7.9%-13.9%	10.1%
			EBITDA Multiples (x)	2.4x-3.0x	2.7x
	179,141	Cost
	67,575	Other(2)
Senior Secured Loans—Second Lien	49,191	Market Comparables	Market Yield (%)	12.4%-17.0%	15.0%
Senior Secured Bonds	35,940	Market Comparables	Market Yield (%)	8.5%-12.1%	10.8%
Unsecured Debt	38,563	Market Comparables	Market Yield (%)	11.2%-11.7%	11.4%
	399	Cost
Asset Based Finance	20,679	Discounted Cash Flow	Discount Rate (%)	17.3%-18.3%	17.8%
	25,492	Income(3)	Excess Spread(3)	1.8%-1.8%	1.8%
Equity/Other	85,970	Market Comparables	Market Yield (%)	13.3%-14.3%	13.8%
			EBITDA Multiples (x)	2.6x-9.5x	5.6x
			Production Multiples (MMcfe/d)	$3,050.0-$3,450.0	$3,250.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.8x	0.8x
			PV-10 Multiples (x)	1.7x-1.9x	1.8x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	36,580	Discounted Cash Flow	Discount Rate (%)	8.0%-12.0%	10.0%
	36,311	Other(4)	Discount for Lack of Marketability (%)	8.5%-52.5%	31.0%
Total	$963,594

Type of Investment	Fair Value at December 31, 2023	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$212,250	Market Comparables	Market Yield (%)	8.2%-20.5%	13.6%
			EBITDA Multiples (x)	3.9x-4.6x	4.4x
	4,807	Discounted Cash Flow	Discount Rate (%)	9.0%-13.0%	10.8%
	20,250	Other(2)
Senior Secured Loans—Second Lien	54,424	Market Comparables	Market Yield (%)	12.5%-14.0%	13.1%
Senior Secured Bonds	9,874	Market Comparables	Market Yield (%)	7.5%-8.5%	8.0%
Sustainable Infrastructure Investments, LLC	39,427	Discounted Cash Flow	Discount Rate (%)	8.0%-10.0%	9.0%
Equity/Other	311,150	Market Comparables	Market Yield (%)	10.0%-23.0%	17.5%
			EBITDA Multiples (x)	2.7x-13.0x	6.0x
			Production Multiples (MMcfe/d)	$3,000.0-$3,600.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.7x	0.7x
			PV-10 Multiples (x)	0.3x-0.4x	0.3x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	166,946	Discounted Cash Flow	Discount Rate (%)	8.0%-17.1%	16.5%
	7,121	Option Valuation Model	Volatility (%)	55.0%-65.0%	60.0%
	13,231	Other(2)
Total	$839,480
________________________
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
(4)    Fair valued based on expected outcome of proposed corporate transactions. This valuation technique also includes a discount for lack of marketability.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangement as of December 31, 2024 and 2023:

	As of December 31, 2024
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Repurchase	Term SOFR+3.00%	$500,000	$—	September 6, 2026

	As of December 31, 2023
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Repurchase	Term SOFR+3.00%	$400,000	$100,000	September 6, 2026
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
For the years ended December 31, 2024, 2023 and 2022, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2024			2023			2022
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Barclays Facility	$33,814	$2,077	$35,891	$4,734	$636	$5,370	$—	$—	$—
JPMorgan Facility(3)	—	—	—	2,790	238	3,028	14,670	1,798	16,468
Senior Secured Notes(4)	—	—	—	12,760	2,540	15,300	34,951	4,297	39,248
Total	$33,814	$2,077	$35,891	$20,284	$3,414	$23,698	$49,621	$6,095	$55,716
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
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024, were $400,546 and 8.30%, respectively. As of December 31, 2024, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 7.76%.
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
Under its financing arrangements, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2024 and 2023.

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
On September 6, 2023, FSSL Finance BB Seller entered into a Master Confirmation in respect of Repurchase Transactions with Barclays, or the Confirmation, which supplements and is subject to the Master Repurchase Agreement, dated as of September 6, 2023, between FSSL Finance BB Seller and Barclays, or the Master Repurchase Agreement, and such Master Repurchase Agreement, as supplemented and evidenced by the Confirmation, or the Repurchase Agreement. Pursuant to the Repurchase Agreement, on one or more occasions beginning September 6, 2023, Barclays began purchasing the Notes held by FSSL Finance BB Seller for an aggregate purchase price of $500,000 outstanding as of December 31, 2024, which is the maximum aggregate purchase price. The scheduled Repurchase Date is September 6, 2026.
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
As of December 31, 2024, Notes in an aggregate principal amount of $500,000 had been purchased by FSSL Finance BB Seller from FSSL Finance BB AssetCo and subsequently sold to Barclays under the Barclays Facility for aggregate proceeds of $496,514. The carrying amount outstanding under the Barclays Facility approximates its fair value. The Company funded the purchase of Notes by FSSL Finance BB Seller through a capital contribution to FSSL Finance BB Seller. The Notes issued by FSSL Finance BB AssetCo and purchased by FSSL Finance BB Seller eliminate in consolidation on the Company's financial statements.
The Company incurred costs of $6,199 in connection with obtaining the Barclays Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays Facility. As of December 31, 2024, $3,486 of such deferred financing costs had yet to be amortized to interest expense.

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
The following table presents the carrying amount of the collateral pledged with the Company's open repurchase agreement as of December 31, 2024:

Counterparty	Repurchase Agreement	Non-Cash Collateral Pledged(1)	Cash Collateral Pledged	Net Exposure Due (to)/from Counterparty(2)
Barclays Facility	$(496,514)	$496,514	$—	$—
_________________________
(1)    In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)    Net exposure represents the net receivable (payable) that would be due from (to) the counterparty in the event of default.
The repurchase agreement is collateralized by all or a portion of the securities held within FSSL Finance BB AssetCo LLC. The following table presents the fair market value, principal value and principal value plus accrued interest of the securities pledged as collateral to the Barclays Facility as of December 31, 2024:

Repurchase Agreement	Fair Market Value	Principal Value	Principal Value including Accrued Interest
Barclays Facility(1)	$979,385	$500,000	$501,364
_________________________
(1)     See footnote (f) to the consolidated schedule of investments as of December 31, 2024 in this annual report on Form 10-K.
The following table reflects a breakdown of transactions accounted for as secured borrowings, the gross obligation by the type, and the remaining contractual maturity of those transactions as of December 31, 2024:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less Than 30 Days	30 - 90 Days	More Than 90 Days	Total
Repurchase Agreement
Barclays Facility(1)	$—	$—	$—	$(501,364)	$(501,364)
_________________________
(1)     The repurchase agreement is collateralized by Senior Secured Loans, Senior Secured Bonds, Unsecured Debt and Equity.
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
Note 11. Senior Securities Asset Coverage
Information about the Company's senior securities is shown in the table below as of December 31, 2024, 2023, 2022, 2021 and 2020:

As of December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit (Exclude Bank Loans)(3)
2020	$905,667	$2,577	—	N/A
2021	$775,667	$3,066	—	N/A
2022	$762,751	$3,299	—	N/A
2023	$400,000	$4,905	—	N/A
2024	$500,000	$4,007	—	N/A
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

FS Specialty Lending Fund
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data:(1)
Net asset value, beginning of year	$3.43	$3.88	$3.59	$3.25	$5.43
Results of operations(2)
Net investment income	0.30	0.18	0.16	0.09	0.19
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.09)	(0.44)	0.25	0.37	(2.20)
Net increase (decrease) in net assets resulting from operations	0.21	(0.26)	0.41	0.46	(2.01)
Shareholder distributions(3)
Distributions from net investment income	(0.34)	(0.19)	(0.12)	(0.12)	(0.14)
Distributions representing return of capital	—	—	—	—	(0.03)
Net decrease in net assets resulting from shareholder distributions	(0.34)	(0.19)	(0.12)	(0.12)	(0.17)
Capital share transactions
Issuance of common shares(4)	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	—	—
Net asset value, end of year	$3.30	$3.43	$3.88	$3.59	$3.25
Shares outstanding, end of year	455,506,155	455,506,155	451,465,673	446,089,499	440,020,123
Total return(5)	6.20%	(6.89)%	11.39%	14.22%	(37.68)%
Total return (without assuming reinvestment of distributions)(5)	6.04%	(6.70)%	11.29%	14.15%	(37.02)%
Ratio/Supplemental Data:
Net assets, end of year	$1,503,456	$1,562,055	$1,753,748	$1,602,323	$1,428,577
Ratio of net investment income to average net assets(6)(7)	8.65%	4.77%	4.02%	2.77%	4.82%
Ratio of total operating expenses to average net assets(6)	5.69%	4.50%	6.78%	6.96%	8.20%
Ratio of management fee offset to average net assets(6)	(0.00)%	(0.02)%	(0.15)%	(0.09)%	(0.04)%
Ratio of net operating expenses to average net assets(6)	5.69%	4.48%	6.63%	6.87%	8.16%
Ratio of interest expense to average net assets(6)	2.31%	1.39%	3.21%	3.46%	4.39%
Ratio of federal and state taxes to average net assets(6)	0.14%	0.15%	0.13%	—	—
Portfolio turnover	68.24%	45.84%	16.15%	44.25%	26.54%
Total amount of senior securities outstanding	$500,000	$400,000	$762,751	$775,667	$905,667
Asset coverage per unit(8)	$4,007	$4,905	$3,299	$3,066	$2,577
Asset coverage ratio(8)	4.01	4.91	3.30	3.07	2.58
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
(7)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 8.65%, 4.75%, 3.87%, 2.68% and 4.78% for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
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
Note 13. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2024 and 2023. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment income	$50,817	$52,738	$50,286	$69,250
Operating expenses
Total expenses and federal and state taxes	21,846	21,807	22,045	22,830
Less: Management fee offset	(2)	(3)	(3)	—
Net expenses and federal and state taxes	21,844	21,804	22,042	22,830
Net investment income	28,973	30,934	28,244	46,420
Realized and unrealized gain (loss)	(7,351)	(17,097)	13,230	(28,309)
Net increase (decrease) in net assets resulting from operations	$21,622	$13,837	$41,474	$18,111
Per share information—basic and diluted
Net investment income	$0.07	$0.07	$0.06	$0.10
Net increase (decrease) in net assets resulting from operations	$0.05	$0.03	$0.09	$0.04
Weighted average shares outstanding	455,506,155	455,506,155	455,506,155	455,506,155

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$42,708	$30,443	$41,476	$43,095
Operating expenses
Total expenses and federal income and excise taxes	17,125	13,788	19,594	26,193
Less: Management fee offset	(4)	(63)	(19)	(255)
Net expenses and federal income and excise taxes	17,121	13,725	19,575	25,938
Net investment income	25,587	16,718	21,901	17,157
Realized and unrealized gain (loss)	(62,142)	(44,141)	(46,552)	(49,711)
Net increase (decrease) in net assets resulting from operations	$(36,555)	$(27,423)	$(24,651)	$(32,554)
Per share information—basic and diluted
Net investment income	$0.05	$0.04	$0.05	$0.04
Net increase (decrease) in net assets resulting from operations	$(0.08)	$(0.06)	$(0.05)	$(0.07)
Weighted average shares outstanding	455,506,174	455,401,486	454,041,028	452,684,238
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2024 and 2023. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2024, 88.4% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the fiscal quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
3.4    Third Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on October 3, 2023.)
4.1    Second Amended and Restated Distribution Reinvestment Plan of FS Energy and Power Fund. (Incorporated by reference to Exhibit 4.1 to FS Energy and Power Fund’s Current Report on Form 8-K filed on October 17, 2016.)
4.2    Indenture, dated as of September 6, 2023, by and between FSSL Finance BB AssetCo LLC, Barclays Bank PLC, and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
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
10.3    Guarantee and Security Agreement, dated August 16, 2018, made by FS Energy and Power Fund and certain of FS Energy and Power Fund's subsidiaries in favor of JPMorgan Chase Bank, N.A. as collateral agent. (Incorporated by reference to Exhibit 10.2 to FS Energy and Power Fund's Current Report on Form 8-K filed on August 22, 2018.)

10.4    FSSL Finance BB AssetCo LLC Notes Due 2033. (Incorporated by reference to Exhibit 10.3 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.5    Master Repurchase Agreement (September 1996 version), by and between Barclays Bank PLC and FSSL Finance BB Seller LLC, together with Annex 1 and the Master Confirmation thereto, each dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.4 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.6    Guaranty, by FS Energy and Power Fund in favor of Barclays Bank PLC, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.5 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.7    Collateral Administration Agreement, by and between FSSL Finance BB AssetCo LLC, FS Energy and Power Fund and Computershare Trust Company, N.A., dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.6 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.8    Investment Management Agreement, by and between FSSL Finance BB AssetCo LLC and FS Energy and Power Fund, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.7 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.9    Margining Agreement, by and between FSSL Finance BB AssetCo LLC, FS Energy and Power Fund, FSSL Finance BB Seller LLC and Barclays Bank PLC, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.8 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on September 12, 2023.)
10.10    ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of February 15, 2024, by and between FSSL Finance BNPP TRS LLC and BNP Paribas (Incorporated by reference to Exhibit 10.1 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on February 23, 2024.)
10.11    Master Confirmation Letter Agreement, dated as of February 15, 2024, by and between FSSL Finance BNPP TRS LLC and BNP Paribas (Incorporated by reference to Exhibit 10.2 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on February 23, 2024.)
10.12    Parent Guaranty, dated as of February 15, 2024, by FS Specialty Lending Fund in favor of BNP Paribas (Incorporated by reference to Exhibit 10.3 to FS Specialty Lending Fund’s Current Report on Form 8-K filed on February 23, 2024.)
10.13    Guaranty, by FS Energy and Power Fund in favor of Barclays Bank PLC, dated as of September 6, 2023. (Incorporated by reference to Exhibit 10.5 to FS Specialty Lending Fund's Current Report on Form 8-K filed on September 12, 2023.)
19.1*    Insider Trading Policy.
21.1*    Subsidiaries of FS Specialty Lending Fund.
23.1*    Consent of Ernst & Young LLP.
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

FS SPECIALTY LENDING FUND

Date: March 14, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 14, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)

Date: March 14, 2025	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 14, 2025	/s/ SIDNEY BROWN
Sidney Brown Trustee

Date: March 14, 2025	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Trustee

Date: March 14, 2025	/s/ RICHARD GOLDSTEIN
Richard Goldstein Trustee

Date: March 14, 2025	/s/ CHARLES P. PIZZI
Charles P. Pizzi Trustee

Date: March 14, 2025	/s/ PEDRO A. RAMOS
Pedro A. Ramos Trustee