Form 10-K/A
period 2024-12-31
FS Specialty Lending Fund
filed 2025-04-29
CIK 1501729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ________

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

There were 455,506,155 shares of the Registrant’s common shares of beneficial interest outstanding as of March 31, 2025.

Documents Incorporated by Reference

None.

Auditor Name	Auditor location	Auditor Firm ID
Ernst & Young LLP	Philadelphia, Pennsylvania	(PCAOB ID 42)

Explanatory Note

FS Specialty Lending Fund (the “Company”), which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2024, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2025 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference by this Amendment in reliance on General Instruction G(3) to Form 10-K. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the cover page has been updated and amended.

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

ENDED DECEMBER 31, 2024

i

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance.

Board of Trustees

The role of the Company’s board of trustees (the “Board”) is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for the shareholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, oversight of the quarterly valuation of the Company’s assets by FS/EIG Advisor, LLC (“FS/EIG Advisor”), the Company’s valuation designee, oversight of the Company’s financing arrangements and corporate governance activities.

The Board is currently comprised of six trustees, five of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”) of the Company or FS/EIG Advisor, the Company’s investment adviser, and are “independent” as defined by Rule 5605(a)(2) of The Nasdaq Stock Market LLC. These individuals are referred to as the Company’s independent trustees (the “Independent Trustees”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Trustees are referred to as interested trustees (the “Interested Trustees”).

Trustees

Information regarding the Board is set forth below. We have divided the trustees into two groups - Interested Trustees and Independent Trustees. The address for each trustee is c/o FS Specialty Lending Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

NAME	AGE	TRUSTEE SINCE	EXPIRATION OF TERM
Interested Trustees(1)
Michael C. Forman	64	2010	2026
Independent Trustees
Sidney R. Brown	68	2011	2026
Gregory P. Chandler	58	2010	2026
Richard I. Goldstein	64	2011	2026
Charles P. Pizzi	74	2012	2026
Pedro A. Ramos	60	2018	2026
(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. Forman is an “interested person” because of his affiliation with FS/EIG Advisor.

Interested Trustees

Michael C. Forman is Chairman and Chief Executive Officer of Franklin Square Holdings, LP (“FS Investments”) and has been leading FS Investments since its founding in 2007. Mr. Forman has served as the Company’s Chairman and Chief Executive Officer since its inception in September 2010 and as the Chairman and Chief Executive Officer of the Company’s former investment adviser, FS Investment Advisor, LLC, since its inception in September 2010. He has also served as the Chairman and Chief Executive Officer of FS/EIG Advisor since its inception. Mr. Forman also currently serves as Chairman, President and/or Chief Executive Officer of certain of the other funds sponsored by FS Investments and its affiliates. Mr. Forman has served as a member of the board of directors of FS KKR Capital Corp. (“FSK”) since 2007, FS Credit Opportunities Corp. since 2013, FS Series Trust since 2017, FS Credit Income Fund since 2016, and FS Credit Real Estate Income Trust, Inc. since 2017. Mr. Forman has served as a member of the boards of trustees of KKR FS Income Trust since 2022, and KKR FS Income Trust Select since 2023. In 2005, Mr. Forman co-founded FB Capital Partners, L.P., an investment firm that previously invested in private equity, senior and mezzanine debt and real estate, and has served as managing general partner since inception. Prior to co-founding FB Capital Partners, L.P., Mr. Forman spent nearly 20 years as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr, Harrison, Harvey, Branzburg & Ellers LLP, where he was a partner from 1991 until leaving the firm to focus exclusively on investments. In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman serves as a member of the board of directors of a number of private companies. He is also a member of several civic and charitable boards, including the Barnes Foundation Corporate Leadership (board member), Children’s Hospital of Philadelphia (corporate council member), Drexel University, the Center City District Foundation and Cobbs Creek Foundation (board member). He is a founding member of the Philadelphia Equity Alliance. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected to Phi Beta Kappa, and received his J.D. from Rutgers University.

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

Gregory P. Chandler has been Chief Financial Officer of HC Parent Corp. (dba: Herspiegel Consulting LLC (“Herspiegel”)), a leading pharmaceutical and biotech consulting firm since December 2020. Prior to Herspiegel, Mr. Chandler acted as Chief Financial Officer of Emtec, Inc. (“Emtec”), a global information technology services provider, from May 2009 to April 2020. Mr. Chandler was a member of Emtec’s board of directors from 2005 to 2019, where he served as chairman of the audit committee from 2005 through 2009. He was a member of the board of directors of FSK from April 2008 through December 2018, and served as chairman of its audit committee and as a member of its valuation committee. Mr. Chandler also presently serves as director and chairman of the audit committee of the RBB Funds and the Wilmington Funds. Mr. Chandler’s degrees include a B.S. in Engineering from the United States Military Academy at West Point and an M.B.A. from Harvard Business School. He is also a Certified Public Accountant (inactive). Mr. Chandler began his career as an officer in the United States Army. After business school he spent four years with PricewaterhouseCoopers LLP (“PwC”), and its predecessor, Coopers and Lybrand, where he assisted companies in the “Office of the CFO Practice” and also worked as a certified public accountant. During his tenure at PwC he spent the majority of his time in the investment company practice. He was also an Investment Banker for 10 years leading the Business and IT services practice at Janney Montgomery Scott LLC prior to his CFO positions.

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

Richard I. Goldstein has served as the Company’s lead independent trustee since March 2015. Mr. Goldstein also serves as a member of the board of directors of FSK and has served in such role since April 2015. Mr. Goldstein also serves as a member of the board of trustees of KKR FS Income Trust and KKR FS Income Trust Select and has served in such roles since October 2022 and May 2023 respectively. He currently acts as Chief Operating Officer of Radius Global Infrastructure Inc. since 2020 and also served as a managing trustee of Liberty Associated Partners, LP (“LAP”), since 2000 and Associated Partners, LP, or AP, since 2006, both investment funds that make private and public market investments in communications, media, internet and energy companies. Prior to joining LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc. (“AGI”), a multi-billion dollar publicly-traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a trustee, and was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein has also served as a director of Ubicquia since 2017. He also served as a member of the board of trustees of The Shipley School from 2009 through 2014 and has counseled many early stage companies. Mr. Goldstein received a B.S. in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.

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

Mr. Ramos has served as a director of Independence Health Group, Inc. since 2015 and prior to mergers served as a director of AmeriGas Propane, Inc (NYSE:APU) from September 2015 to August 2019 and trustee of FS Investment Corporation (NYSE: FSIC) from September 2013 to December 2018. A civic leader, Mr. Ramos has served as director of the Greater Philadelphia Chamber of Commerce since October 2016 and on its executive committee from October 2017 to October 2023. An Eisenhower Fellow since 2000, he was elected to be a trustee and member of the executive committee of the Eisenhower Exchange Fellowships in 2022. Mr. Ramos has also served as a Trustee of Temple University since October 2024.

Mr. Ramos’ extensive service in the private and public sectors has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	64	Chief Executive Officer
David Weiser	44	Chief Investment Officer
Edward T. Gallivan, Jr.	63	Chief Financial Officer and Treasurer
James Beach	38	Chief Operating Officer
Stephen S. Sypherd	48	General Counsel
James F. Volk	62	Chief Compliance Officer

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

Compensation Discussion and Analysis

The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed business development company (“BDC”), services necessary for the Company’s business are provided by individuals who are employees of FS/EIG Advisor or its affiliates or by individuals who were contracted by the Company, FS/EIG Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the investment advisory and administrative services agreement between the Company and FS/EIG Advisor, dated April 9, 2018, as amended (the “Investment Advisory and Administrative Services Agreement”). Each of the Company’s executive officers is an employee of FS/EIG Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company’s portfolio are managed by FS/EIG Advisor. In addition, the Company reimburses FS/EIG Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and/or related expenses of certain personnel of FS Investments and EIG providing administrative services to the Company on behalf of FS/EIG Advisor.

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

The table below sets forth the compensation received by each of the Company’s trustees for service during the fiscal year ended December 31, 2024. Our trustees do not receive any retirement benefits from us.

	Fees Earned or Paid
	in Cash by the	Total Compensation
Name of Trustee	Company	from the Company
Michael C. Forman(1)	—	—
R. Blair Thomas(1)(2)	—	—
Sidney R. Brown	$110,000	$110,000
Gregory P. Chandler	$138,000	$138,000
Richard I. Goldstein	$159,000	$159,000
Charles P. Pizzi	$129,000	$129,000
Pedro A. Ramos	$118,000	$118,000
(1)	Messrs. Forman and Thomas do not receive fees.
(2)	Mr. Thomas resigned from the Board, effective February 19, 2024.

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

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of March 31, 2025, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and trustees as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of March 31, 2025.

	Shares Beneficially Owned as of
	March 31, 2025
	Number of
Name and Address of Beneficial Owner(1)	Shares	Percentage (%)(2)
Interested Trustees:
Michael C. Forman(3)	439,409.339	*
Independent Trustees:
Sidney R. Brown(4)	64,870.090	*
Gregory P. Chandler(5)	30,845.311	*
Richard I. Goldstein	43,992.788	*
Charles P. Pizzi	22,003.792	*
Pedro A. Ramos	—	—
Executive Officers:
Edward T. Gallivan, Jr.	5,171.140	*
David Weiser	—	—
James Beach	2,114.739	*
Stephen S. Sypherd(6)	7,920.475	*
James F. Volk	2,316.699	*
All Trustees and Executive Officers as a group (11 persons)	618,644.373	*
*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS Specialty Lending Fund, 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)	Based on a total of 455,506,155 Shares issued and outstanding on March 31, 2025.
(3)	Includes 152,871.000 Shares held through The 2011 Forman Investment Trust, 118,034.320 Shares held by FB Capital Partners LP, 3,958.563 Shares held for the benefit of minor children in trust and 164,545.456 Shares held by FSH Seed Capital Vehicle I LLC.
(4)	Includes 28,055.556 Shares held by NFI International, Ltd., a company of which Mr. Brown is a principal interest holder, and 36,814.534 Shares held in trust.
(5)	All Shares held in 401(k) account.
(6)	All Shares held in a joint account with spouse.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

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

Compensation of the Investment Adviser

Pursuant to the Investment Advisory and Administrative Services Agreement, FS/EIG Advisor is entitled to an annual base management fee based on the average weekly value of the Company’s gross assets (gross assets equals total assets as set forth on the Company’s consolidated balance sheets) during the most recently completed calendar quarter and an incentive fee based on the Company’s performance. The base management fee is payable quarterly in arrears, and is calculated at an annual rate of 1.75% of the average weekly value of the Company’s gross assets.

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

Pursuant to the terms of the Investment Advisory and Administrative Services Agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the Investment Advisory and Administrative Services Agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s Shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income.

FS/EIG Advisor may receive structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the Investment Advisory and Administrative Services Agreement. During the years ended December 31, 2024, 2023 and 2022, $8, $341 and $2,619 (dollars in thousands), respectively, of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.

Pursuant to the Investment Advisory and Administrative Services Agreement, FS/EIG Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities and other administrative services. FS/EIG Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC.

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

The following table describes the fees and expenses accrued under the Investment Advisory and Administrative Services Agreement during the years ended December 31, 2024, 2023 and 2022 (dollar amounts in the table below and the related notes are presented in thousands):

			Year Ended	Year Ended	Year Ended
			December 31,	December 31,	December 31,
Related Party	Source Agreement	Description	2024	2023	2022
FS/EIG Advisor	Investment Advisory and Administrative Services Agreement	Base Management Fee(1)	$35,507	$35,036	$41,940
FS/EIG Advisor	Investment Advisory and Administrative Services Agreement	Administrative Services Expenses(2)	$5,695	$6,087	$5,626
(1)	During the years ended December 31, 2024, 2023 and 2022, $35,251, $37,805 and $41,221, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above for the years ended December 31, 2024, 2023 and 2022 is shown net of $8, $341 and $2,619, respectively, in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees. As of December 31, 2024, $8,672 in base management fees were payable to FS/EIG Advisor.
(2)	During the years ended December 31, 2024, 2023 and 2022, $3,655, $4,431 and $3,930, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $5,007, $6,469 and $5,134 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the years ended December 31, 2024, 2023 and 2022, respectively.

Exemptive Relief

As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In addition, the Company has received exemptive relief from the SEC permitting it to co-invest, subject to the satisfaction of certain conditions, in certain privately negotiated investment transactions with certain affiliates. This exemptive relief includes: an order dated June 4, 2013, that permits certain follow-on and disposition transactions related to past co-investments with certain affiliates of the Company’s former investment adviser, including FS KKR Capital Corp.; an order dated April 10, 2018, that permits certain follow-on and disposition transactions related to past co-investments with certain EIG-advised funds; and an order dated November 13, 2024, that permits certain co-investments with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Credit Income Fund, among others. On April 3, 2025, the SEC issued a notice of its intent to grant an exemptive order that would supersede the November 13, 2024 order. The new order, if granted, would similarly permit co-investments with certain affiliates but would simplify certain of the conditions under the current order and provide more flexibility than the current order. The SEC notice provides that an order granting the relief will be issued unless the SEC orders a hearing and states that hearing requests should be received by April 28, 2025, but there is no guarantee that the SEC will grant the new order on or after such date.

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

Fees to Auditors

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Ernst & Young LLP for professional services performed for the fiscal years ended December 31, 2024 and 2023:

Fiscal Year	Audit Fees(1)	Audit-Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2024	$545,334	$—	—	—
2023	$551,103	$61,800	—	—
(1)	“Audit Fees” consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings.
(2)	“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees”. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	“Tax Fees” consist of fees billed for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state, and local tax compliance.
(4)	“All Other Fees” are those fees, if any, billed to the Company by Ernst and Young LLP other than Audit Fees, Audit-Related Fees and Tax Fees.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for FS/EIG Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by Ernst & Young LLP to management. All of the audit and non-audit services described above for which Ernst & Young LLP invoiced the Company for the fiscal years ended December 31, 2024 and 2023 were pre-approved by the Audit Committee.

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

FS SPECIALTY LENDING FUND

Date: April 29, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Trustee (Principal Executive Officer)

Date: April 29, 2025	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 29, 2025	/s/ SIDNEY R. BROWN
Sidney R. Brown Trustee

Date: April 29, 2025	/s/ GREGORY P. CHANDLER
Gregory P. Chandler Trustee

Date: April 29, 2025	/s/ RICHARD I. GOLDSTEIN
Richard I. Goldstein Trustee

Date: April 29, 2025	/s/ CHARLES P. PIZZI
Charles P. Pizzi Trustee

Date: April 29, 2025	/s/ PEDRO A. RAMOS
Pedro A. Ramos Trustee