Form 10-Q
period 2025-03-31
FS Specialty Lending Fund
filed 2025-05-09
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 455,506,155 common shares of beneficial interest outstanding as of May 1, 2025.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Specialty Lending Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,718,517 and $1,830,451, respectively)	$1,690,461	$1,790,694
Non-controlled/affiliated investments (amortized cost—$154,089 and $73,338, respectively)	137,100	51,943
Total investments, at fair value (amortized cost—$1,872,606 and $1,903,789, respectively)	1,827,561	1,842,637
Cash and cash equivalents	95,016	202,091
Restricted cash	13,445	36,945
Foreign currency, at fair value (cost—$251)	249	—
Receivable for investments sold and repaid	501	33,895
Interest receivable	15,840	14,383
Dividends receivable	449	330
Unrealized appreciation on swap contracts	—	70
Unrealized appreciation on forward foreign currency exchange contracts	123	—
Swap income receivable	286	773
Prepaid expenses and other assets	8	112
Total assets	$1,953,478	$2,131,236
Liabilities
Payable for investments purchased	$7,321	$82,699
Repurchase facility payable (net of deferred financing costs of $2,975 and $3,486, respectively)(1)	397,025	496,514
Unrealized depreciation on swap contracts	190	—
Swap income payable	180	528
Shareholder distributions payable	—	34,335
Management fees payable	8,870	8,672
Administrative services expense payable	433	346
Interest payable	1,233	1,365
Trustees' fees payable	164	164
Other accrued expenses and liabilities	3,272	3,157
Total liabilities	418,688	627,780
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 455,506,155 shares issued and outstanding	456	456
Capital in excess of par value	3,129,574	3,129,574
Accumulated earnings (deficit)	(1,595,240)	(1,626,574)
Total shareholders' equity	1,534,790	1,503,456
Total liabilities and shareholders' equity	$1,953,478	$2,131,236
Net asset value per common share at period end	$3.37	$3.30
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$40,208	$61,799
Paid-in-kind interest income	2,493	1,236
Fee income	1,382	412
Dividend income	2,572	4,350
From non-controlled/affiliated investments:
Interest income	1,013	160
Paid-in-kind interest income	752	352
Dividend income	118	—
From controlled/affiliated investments:
Interest income	—	881
Paid-in-kind interest income	—	60
Total investment income	48,538	69,250
Operating expenses
Management fees	8,870	9,112
Administrative services expenses	1,253	1,535
Share transfer agent fees	793	919
Accounting and administrative fees	178	125
Interest expense(1)	9,081	9,084
Trustees' fees	164	164
Other general and administrative expenses	1,073	1,098
Total operating expenses	21,412	22,037
Net investment income before taxes	27,126	47,213
Federal and state taxes	3	793
Net investment income	27,123	46,420
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(5,383)	4,119
Non-controlled/affiliated	(3,664)	71
Net change in realized gain (loss) on foreign currency	(24)	—
Net realized gain (loss) on swap contracts	409	2,327
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	11,701	(21,017)
Non-controlled/affiliated	4,406	842
Controlled/affiliated	—	(14,838)
Net change in unrealized appreciation (depreciation) on swap contracts	(260)	196
Net change in unrealized appreciation (depreciation) on foreign currency	—	(9)
Net change in unrealized appreciation (depreciation) on forward foreign currency exchange contracts	123	—
Total net realized and unrealized gain (loss)	7,308	(28,309)
Net increase (decrease) in net assets resulting from operations	$34,431	$18,111
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.08	$0.04
Weighted average shares outstanding	455,506,155	455,506,155
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operations
Net investment income	$27,123	$46,420
Net realized gain (loss) on investments, foreign currency and swap contracts	(8,662)	6,517
Net change in unrealized appreciation (depreciation) on investments	16,107	(35,013)
Net change in unrealized appreciation (depreciation) on swap contracts	(260)	196
Net change in unrealized appreciation (depreciation) on foreign currency	—	(9)
Net change in unrealized appreciation (depreciation) on forward foreign currency exchange contracts	123	—
Net increase (decrease) in net assets resulting from operations	34,431	18,111
Shareholder distributions(1)
Distributions to shareholders	(3,097)	(1,549)
Net decrease in net assets resulting from shareholder distributions	(3,097)	(1,549)
Total increase (decrease) in net assets	31,334	16,562
Net assets at beginning of period	1,503,456	1,562,055
Net assets at end of period	$1,534,790	$1,578,617
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$34,431	$18,111
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(286,924)	(331,694)
Paid-in-kind interest	(3,245)	(1,648)
Proceeds from sales and repayments of long-term investments	314,927	132,117
Net proceeds from sales (purchases) of short-term investments	—	(105,513)
Net realized (gain) loss on investments	9,047	(4,190)
Net change in unrealized (appreciation) depreciation on investments	(16,107)	35,013
Net change in unrealized (appreciation) depreciation on swap contracts	260	(196)
Net change in unrealized (appreciation) depreciation on forward foreign currency exchange contracts	(123)	—
Accretion of discount	(2,622)	(2,161)
Amortization of deferred financing costs and discount	511	516
(Increase) decrease in receivable for investments sold and repaid	33,394	(2,010)
(Increase) decrease in interest receivable	(1,457)	(228)
(Increase) decrease in dividends receivable	(119)	9
(Increase) decrease in swap income receivable	487	(1,083)
(Increase) decrease in prepaid expenses and other assets	104	195
Increase (decrease) in payable for investments purchased	(75,378)	(1,007)
Increase (decrease) in swap income payable	(348)	(191)
Increase (decrease) in management fees payable	198	696
Increase (decrease) in administrative services expense payable	87	304
Increase (decrease) in interest payable	(132)	(11)
Increase (decrease) in other accrued expenses and liabilities	115	(1,360)
Net cash provided by (used in) operating activities	7,106	(264,331)
Cash flows from financing activities
Shareholder distributions paid	(37,432)	(29,289)
Repayments under repurchase facility	(100,000)	—
Net cash provided by (used in) financing activities	(137,432)	(29,289)
Total increase (decrease) in cash and cash equivalents, restricted cash and foreign currency	(130,326)	(293,620)
Cash and cash equivalents and restricted cash at beginning of period	239,036	492,758
Cash and cash equivalents, restricted cash and foreign currency at end of period(1)	$108,710	$199,138
Supplemental disclosure
Non-cash purchases of investments	$(70,418)	$—
Non-cash sales of investments	$70,418	$—
Federal and state taxes paid	$821	$1,245
Interest paid	$8,702	$8,579
_________________________
(1)    As of March 31, 2025 and 2024, the company held cash and cash equivalents and foreign currency of $95,265 and $186,949, respectively, and restricted cash of $13,445 and $12,189, respectively. Restricted cash is the cash collateral required to be posted pursuant to the Company’s derivative contracts.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—93.9%
Accupac, LLC	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+700	2.0%	12/31/29	$41,678	$40,876	$40,897
Accupac, LLC	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+700	2.0%	12/31/29	1,045	919	1,025
Accupac, LLC	(e)(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+700	2.0%	12/31/29	5,223	5,223	5,125
Alegeus Technologies Holdings Corp.	(f)(r)	Health Care Equipment & Services	S+675	1.0%	11/5/29	29,888	29,207	29,178
American Auto Auction Group, LLC		Commercial & Professional Services	S+450	0.8%	12/30/27	23,680	23,680	23,729
Ansira Partners, Inc.	(f)(r)	Media & Entertainment	S+675	1.5%	7/1/29	35,538	34,637	33,850
Ansira Partners, Inc.	(e)(r)	Media & Entertainment	S+675	1.5%	7/1/29	3,927	3,927	3,740
APTIM Corp.	(f)	Commercial & Professional Services	S+750		5/23/29	27,500	27,500	26,950
Archer Acquisition, LLC	(f)(r)	Equity Real Estate Investment Trusts (REITs)	S+500	1.0%	10/6/29	19,260	19,074	19,092
Array Midco, Corp.	(f)(k)(r)	Commercial & Professional Services	S+650	3.0%	12/31/29	25,129	24,565	24,658
Array Midco, Corp.	(e)(k)(r)	Commercial & Professional Services	S+650	3.0%	12/31/29	7,558	7,558	7,416
Auris Luxembourg III S.a r.l	(k)	Health Care Equipment & Services	S+375		2/28/29	22,745	22,745	22,745
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	20,641	18,915	20,293
BCPE North Star US Holdco 2, Inc.		Food, Beverage & Tobacco	S+400	0.8%	6/9/28	13,964	13,866	13,663
Brock Holdings III, LLC	(f)(k)	Capital Goods	S+600	0.5%	5/2/30	8,458	8,307	8,440
CCS Acquisition, LLC	(f)(r)	Health Care Equipment & Services	S+550	1.0%	12/30/30	31,429	30,884	30,800
CCS Acquisition, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	12/30/30	8,571	8,571	8,400
CCS-CMGC Holdings, Inc.	(f)(m)(o)(r)	Health Care Equipment & Services	S+750		10/1/25	12,484	11,013	2,679
CF Exedra Bidco Ltd.	(k)(r)	Consumer Services	SA+550		2/19/31	£18,800	24,091	23,994
Chinos Intermediate 2, LLC		Consumer Discretionary Distribution & Retail	S+600		9/17/31	$16,000	15,733	15,953
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/25	2,134	2,135	2,180
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/25	538	538	549
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/28	1,344	1,344	1,358
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+650	1.0%	7/18/28	20,653	20,653	21,092
Claros Mortgage Trust, Inc.	(k)	Financial Services	S+450	0.5%	8/9/26	9,973	9,261	9,566
Clear Channel Outdoor Holdings, Inc.	(f)(k)	Media & Entertainment	S+400		8/21/28	12,500	12,327	12,439
Cop Village Green Acquisitions, Inc.	(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	12,675	12,443	12,532
Cop Village Green Acquisitions, Inc.	(e)(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	9,761	9,761	9,652
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	24,688	24,747	24,317
Crown SubSea Communication Holding, Inc.	(f)	Capital Goods	S+400	0.8%	1/30/31	5,955	5,903	5,971
Delivery Hero Finco LLC	(k)	Consumer Services	S+500	0.5%	12/12/29	24,750	24,682	24,833
Digicel International Finance Ltd.	(f)	Telecommunication Services	S+525 (2.3% PIK, 2.3% Max PIK)	0.5%	5/25/27	20,309	19,745	20,027
Electrical Components International, Inc.	(f)(r)	Capital Goods	S+650 (0.0% PIK, 2.0% Max PIK)	2.0%	5/10/29	47,045	46,226	47,045
Electrical Components International, Inc.	(e)(r)	Capital Goods	S+650 (0.0% PIK, 2.0% Max PIK)	2.0%	5/10/29	2,600	2,600	2,600
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	24,585	24,393	22,903
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Future Pak, LLC	(r)	Materials	S+600	2.0%	3/21/30	$31,840	$31,203	$31,203
GasLog Ltd.	(k)(r)	Energy	7.8%		3/31/29	7,523	7,490	7,382
Gen4 Dental Partners Opco, LLC	(f)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	23,395	22,867	22,050
Gen4 Dental Partners Opco, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	9,429	9,429	8,886
Gold Rush Amusements, Inc.	(f)(r)	Consumer Services	S+750	2.0%	10/12/28	30,288	29,811	30,061
HMN Acquirer Corp.	(r)	Media & Entertainment	S+475	1.0%	11/5/31	15,701	15,502	15,505
HMN Acquirer Corp.	(e)(r)	Media & Entertainment	S+475	1.0%	11/5/31	9,259	9,259	9,144
IXS Holdings, Inc.		Materials	S+425	0.8%	3/5/27	19,797	19,340	19,413
Knowlton Development Corporation, Inc.		Household & Personal Products	S+400		8/15/28	35,365	35,365	35,406
LABL, Inc.	(f)	Commercial & Professional Services	S+500	0.5%	10/30/28	24,547	23,980	20,476
LaserShip, Inc.	(q)	Transportation	S+625	0.8%	1/2/29	24,792	24,994	24,637
LR Orion Bidco Ltd.	(k)(r)	Software & Services	S+550		11/22/31	36,290	36,585	35,565
LR Orion Bidco Ltd.	(e)(k)(r)	Software & Services	S+550		11/22/31	4,839	4,839	4,742
LR Orion Bidco Ltd.	(e)(k)(r)	Software & Services	SA+300		5/22/31	£3,468	4,343	4,381
LSCS Holdings, Inc.		Health Care Equipment & Services	S+450		3/4/32	$11,625	11,567	11,621
M2S Group Intermediate Holdings, Inc.		Materials	S+475	0.5%	8/25/31	29,310	27,381	28,239
Magnera Corp.	(k)	Materials	S+425		11/4/31	9,975	9,915	9,956
Mannington Mills, Inc.	(r)	Capital Goods	S+475		3/10/32	43,000	42,570	42,570
NES Hercules Class B Member, LLC	(p)(r)	Energy	S+178		1/31/28	23,361	21,492	21,726
Olibre Borrower, LLC	(r)	Consumer Durables & Apparel	S+575	1.0%	1/3/30	39,900	39,146	39,102
OmniMax International, LLC	(r)	Capital Goods	S+575	1.0%	12/6/30	40,000	39,338	39,200
Onbe, Inc.	(f)(r)	Financial Services	S+550	1.0%	7/25/31	37,905	37,205	37,194
Peloton Interactive, Inc.	(f)(k)	Consumer Durables & Apparel	S+550		5/30/29	24,813	24,597	25,086
Permian Production Holdings, LLC	(r)(v)	Energy	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	2,911	2,834	2,908
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	15,980	11,238	4,689
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy	10.0% PIK (10.0% Max PIK)		8/22/25	4,648	3,827	—
Plainfield Renewable Energy Holdings LLC	(e)(r)	Energy	10.0%		8/22/25	2,344	2,344	—
PODS, LLC	(f)	Transportation	S+300	0.8%	3/31/28	19,795	18,918	17,971
Pretium PKG Holdings, Inc.	(f)	Materials	S+375, 1.3% PIK (1.3% Max PIK)	1.0%	10/2/28	33,072	32,653	33,413
Proampac PG Borrower LLC	(f)	Materials	S+400	0.8%	9/15/28	22,713	22,724	22,618
Project Granite Buyer, Inc.	(f)(r)	Insurance	S+575	0.8%	12/31/31	16,010	15,631	15,690
Project Granite Buyer, Inc.	(e)(r)	Insurance	S+575	0.8%	12/31/31	2,470	2,470	2,424
Project Granite Buyer, Inc.	(e)(r)	Insurance	S+575	0.8%	12/31/30	1,480	1,480	1,450
RealTruck Group, Inc	(f)	Automobiles & Components	S+350	0.8%	1/31/28	24,628	23,989	23,585
Recovery Solutions Parent, LLC	(r)(v)	Health Care Equipment & Services	S+850 (S+850 Max PIK)	2.0%	1/27/30	9,501	9,501	9,501
Revlon Intermediate Holdings IV LLC	(f)	Household & Personal Products	S+688	1.0%	5/2/28	15,000	15,032	14,588
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
RPC TopCo Inc.	(r)	Consumer Durables & Apparel	S+500	1.0%	8/30/31	$21,860	$21,507	$21,614
RPC TopCo Inc.	(e)(r)	Consumer Durables & Apparel	S+550	1.0%	8/30/31	3,030	3,030	2,996
Speedway Buyer, Inc.	(f)(r)	Commercial & Professional Services	S+525	0.8%	1/27/32	21,370	21,797	21,264
Speedway Buyer, Inc.	(e)(r)	Commercial & Professional Services	S+525	0.8%	1/27/32	5,745	5,745	5,716
Stryten Energy Resources LLC	(r)	Capital Goods	S+550	1.0%	12/18/29	32,794	32,153	32,179
SupplyOne, Inc.		Materials	S+375		4/19/31	8,910	8,910	8,935
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+500	1.0%	5/15/28	24,082	23,263	23,956
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	24,589	23,581	23,216
United Natural Foods, Inc.	(f)(k)	Consumer Staples Distribution & Retail	S+475		5/1/31	20,843	20,464	21,142
Weber-Stephen Products LLC	(f)	Consumer Durables & Apparel	S+325	0.8%	10/30/27	25,953	24,198	25,196
WildBrain Ltd.	(f)(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	31,091	30,540	30,819
WildBrain Ltd.	(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	169	103	167
WildBrain Ltd.	(e)(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	3,205	3,205	3,177
WMK, LLC	(f)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	31,013	30,152	30,315
WMK, LLC	(e)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	3,250	3,250	3,177
Wok Holdings, Inc.		Consumer Services	S+625		9/3/29	22,381	21,516	21,721
Total Senior Secured Loans—First Lien							1,552,322	1,527,663
Unfunded Loan Commitments							(87,572)	(87,572)
Net Senior Secured Loans—First Lien							1,464,750	1,440,091

Senior Secured Loans—Second Lien—3.3%
MBS Services Holdings, LLC	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/20/30	33,179	32,290	30,151
Tenrgys, LLC	(f)(r)	Energy	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	20,126
Total Senior Secured Loans—Second Lien							52,827	50,277

Senior Secured Bonds—5.8%
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	25,742	23,925	25,463
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	23,568	22,511	19,135
ST EIP Holdings, Inc.	(f)(r)	Energy	6.3%		1/10/30	10,087	9,755	9,091
Universal Entertainment Corp.	(k)	Consumer Durables & Apparel	9.9%		8/1/29	9,625	9,541	9,526
Warren Resources, Inc.	(r)	Energy	4.0%		11/30/26	30,745	28,191	26,364
Total Senior Secured Bonds							93,923	89,579

Unsecured Debt—2.6%
Leia Acquisition Ltd. (fka AirSwift Holdings, Ltd.)	(r)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		7/1/29	376	376	376
Pioneer Midco, LLC	(f)(r)	Consumer Services	11.6% PIK (11.6% Max PIK)		11/18/30	39,486	39,501	39,733
Total Unsecured Debt							39,877	40,109
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Asset Based Finance—4.0%
Bridge Street CLO IV Ltd., Subordinated Notes	(g)(k)(r)(s)(v)	Financial Services	17.2%		4/20/37	$23,700	$23,677	$19,065
Bridge Street Warehouse CLO V Ltd.	(k)(r)(t)(v)	Financial Services	1.8%		8/1/25	40,000	40,514	40,514
Bridge Street Warehouse CLO VI Ltd.	(k)(r)(t)(v)	Financial Services	1.5%		8/1/25	2,000	2,015	2,015
Total Asset Based Finance							66,206	61,594

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Cost	Fair Value(d)
Equity/Other—9.5%(l)
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy				1,197,206	$33,344	$37,689
Diversified Energy Company, PLC, Common Equity	(n)(r)(u)(v)	Energy				3,682,450	44,005	46,325
Diversified Energy Company, PLC, Common Equity	(n)(r)(u)(v)	Energy				407,204	5,420	5,184
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				17,183	9,806	7,045
Harvest Oil & Gas Corp., Common Equity	(o)(r)(v)	Energy				135,062	14,418	419
MBS Services Holdings, LLC, A-3 Units	(n)(o)(r)	Commercial & Professional Services				522,382	522	366
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(v)	Energy				1,968,861	5	—
Recovery Solutions Parent, LLC, Common Equity	(o)(r)(v)	Health Care Equipment & Services				519,979	11,700	11,169
Telpico, LLC, Common Equity	(n)(o)(r)(v)	Energy				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy				50	7,571	798
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy	9.8%		4/3/28	28,561	28,232	36,916
Total Equity/Other							155,023	145,911
TOTAL INVESTMENTS—119.1%							$1,872,606	1,827,561
Cash and Cash Equivalents and Foreign Currency—6.2%	(i)							95,265
Liabilities in Excess of Other Assets—(25.3%)	(j)							(388,036)
NET ASSETS—100.0%								$1,534,790

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

Forward Foreign Currency Exchange Contracts

Counterparty	Contract Settlement Date	Currency and Amount to be Received		Currency and Amount to be Delivered		Unrealized Appreciation	Unrealized Depreciation
Nomura Global Financial Products Inc.	5/27/25	USD	24,100	GBP	18,600	$123	$—

Total Return Swap

Counterparty	Pay/Receive(h)	Underlying Reference	Type	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
BNP Paribas	Receive	Aretec Group, Inc.	Loan	S+350	Monthly	12/12/25	$14,208	$(133)
	Receive	Allied Universal Holdco LLC	Loan	S+375	Monthly	12/12/25	22,827	(196)
	Receive	Cirque Du Soleil Holding USA Newco, Inc.	Loan	S+375	Monthly	12/12/25	8,116	109
	Receive	Clear Channel Outdoor Holdings, Inc.	Loan	S+400	Monthly	12/12/25	7,406	30
Total								$(190)
__________________
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2025, the three-month Sterling Overnight Index Average, or SONIA, or SA was 4.36%, the one-month and three-month Secured Overnight Financing Rate, or SOFR, or S, was 4.32% and 4.29%, respectively, and the Overnight Bank Funding Rate, or OBFR, was 4.33%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)    Exempt from registration under Rule 144A of the Securities Act of 1933, as amended. Such securities may be deemed liquid by the investment adviser and may be resold, normally to qualified institutional buyers in transactions exempt from registration. As of March 31, 2025, the total market value of Rule 144A securities amounted to $19,065, which represented approximately 1.2% of net assets.
(h)    Receive represents that the Company receives payments for any positive net return and makes payments for any negative net return on the underlying reference. Pay represents that the Company receives payments for any negative net return and makes payments for any positive net return on the underlying reference.
(i)    Includes $36,522 held in Allspring Government Money Market Fund with a 7-day yield of 4.3% as of March 31, 2025.
(j)    Includes the effect of swap contracts and forward foreign currency exchange contracts.
(k)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of March 31, 2025, 80.5% of the Company’s total assets represented qualifying assets.
(l)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(m)    Security was on non-accrual status as of March 31, 2025.
(n)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(o)    Security is non-income producing.
(p)    Security or portion thereof held within Sustainable Infrastructure Investments, LLC, a wholly-owned subsidiary of the Company.
(q)    Security or portion thereof unsettled as of March 31, 2025.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in thousands, except share amounts)

(r)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
(s)    Securities of a collateralized loan obligation (“CLO”) where an affiliate of the Company’s investment adviser serves as collateral manager and administrator (see Note 4). The fair value of the investment is inclusive of the present value of future senior management fee and subordinated management fee cash flows from the collateral manager and administrator of the CLOs to the Company. The stated rate on these securities represents the annualized yield as of March 31, 2025.
(t)    Security is a related party investment where an affiliate of the Company’s investment adviser serves as collateral manager and administrator (see Note 4). The stated rate on these securities represents the annualized yield as of March 31, 2025.
(u)    Restricted as to resale as of March 31, 2025. Share amounts of 407,204 and 3,682,450 will be registered on April 29, 2025 and during the third quarter of 2025, respectively. Total market value of such securities amounts to $51,509, which represents approximately 3.4% of net assets as of March 31, 2025.
(v)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Permian Production Holdings, LLC	$2,879	$37	$—	$—	$(8)	$2,908	$98	$15	$—
Recovery Solutions Parent, LLC	—	9,501	—	—	—	9,501	3	208	—
Asset Based Finance
Bridge Street CLO IV Ltd., Subordinated Notes	20,679	—	(268)	—	(1,346)	19,065	912	—	—
Bridge Street Warehouse CLO V Ltd.	25,492	20,514	(5,492)	—	—	40,514	—	514	—
Bridge Street Warehouse CLO VI Ltd.	—	2,015	—	—	—	2,015	—	15	—
Equity/Other
Diversified Energy Company, PLC, Common Equity	—	44,005	—	—	2,320	46,325	—	—	—
Diversified Energy Company, PLC, Common Equity	—	5,420	—	—	(236)	5,184	—	—	118
GWP Midstream Holdco, LLC, Common Equity	2,518	—	(3,017)	(3,664)	4,163	—	—	—	—
Harvest Oil & Gas Corp., Common Equity	375	—	—	—	44	419	—	—	—
Permian Production Holdings, LLC, Common Equity	—	—	—	—	—	—	—	—	—
Recovery Solutions Parent, LLC, Common Equity	—	11,700	—	—	(531)	11,169	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—	—
	$51,943	$93,192	$(8,777)	$(3,664)	$4,406	$137,100	$1,013	$752	$118
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
(3)    Interest, PIK and dividend income presented for the three months ended March 31, 2025.

See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.1%
Accupac, LLC	(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+700	2.0%	12/31/29	$41,783	$40,822	$40,947
Accupac, LLC	(e)(r)	Pharmaceuticals, Biotechnology & Life Sciences	S+700	2.0%	12/31/29	6,267	6,267	6,142
Acrisure, LLC	(q)	Insurance	S+300		11/6/30	18,849	18,849	18,904
AI Aqua Merger Sub, Inc.	(f)	Capital Goods	S+350	0.5%	7/31/28	19,900	19,775	19,942
Alegeus Technologies Holdings Corp.	(r)	Health Care Equipment & Services	S+675	1.0%	11/5/29	30,000	29,281	29,288
American Auto Auction Group, LLC		Commercial & Professional Services	S+450	0.8%	12/30/27	23,739	23,739	23,927
Amerit Fleet Solutions, Inc.	(r)	Commercial & Professional Services	S+525	0.8%	12/17/31	30,250	30,032	30,023
Amerit Fleet Solutions, Inc.	(r)	Commercial & Professional Services	S+525	0.8%	12/17/29	1,507	1,486	1,496
Amerit Fleet Solutions, Inc.	(e)(r)	Commercial & Professional Services	S+525	0.8%	12/17/29	1,243	1,243	1,234
Ansira Partners, Inc.	(f)(r)	Media & Entertainment	S+675	1.5%	7/1/29	35,538	34,601	34,694
Ansira Partners, Inc.	(e)(r)	Media & Entertainment	S+675	1.5%	7/1/29	3,927	3,927	3,834
APTIM Corp.	(f)	Commercial & Professional Services	S+750		5/23/29	27,500	27,500	27,431
Archer Acquisition, LLC	(r)	Equity Real Estate Investment Trusts (REITs)	S+500	1.0%	10/6/29	19,309	19,115	19,115
Array Midco, Corp.	(k)(r)	Commercial & Professional Services	S+650	3.0%	12/31/29	25,192	24,613	24,688
Array Midco, Corp.	(e)(k)(r)	Commercial & Professional Services	S+650	3.0%	12/31/29	7,558	7,558	7,482
Auris Luxembourg III S.a r.l	(k)	Health Care Equipment & Services	S+375		2/28/29	22,802	22,802	23,102
Aveanna Healthcare LLC	(f)	Health Care Equipment & Services	S+375	0.5%	7/17/28	20,695	18,864	20,556
Brock Holdings III, LLC	(f)(k)	Capital Goods	S+600	0.5%	5/2/30	8,479	8,322	8,542
CCS Acquisition, LLC	(r)	Health Care Equipment & Services	S+550	1.0%	12/30/30	31,429	30,872	30,800
CCS Acquisition, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	12/30/30	8,571	8,571	8,400
CCS-CMGC Holdings, Inc.	(f)(m)(o)(r)	Health Care Equipment & Services	S+693	2.0%	6/9/25	13,430	11,849	6,751
CCS-CMGC Holdings, Inc.	(m)(o)(q)	Health Care Equipment & Services	S+725	2.0%	6/9/25	3,162	2,551	3,194
CCS-CMGC Holdings, Inc.	(m)(o)	Health Care Equipment & Services	S+725	2.0%	6/9/25	2,752	2,621	2,780
CCS-CMGC Holdings, Inc.	(f)(m)(o)(r)	Health Care Equipment & Services	S+750		10/1/25	14,319	12,645	3,231
Charlotte Buyer, Inc.	(f)	Health Care Equipment & Services	S+475	0.5%	2/11/28	17,710	17,792	17,840
Chinos Intermediate 2, LLC		Consumer Discretionary Distribution & Retail	S+600		9/17/31	16,000	15,726	16,240
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/25	2,140	2,140	2,167
CircusTrix Holdings, LLC	(f)(r)	Consumer Services	S+650	1.0%	7/18/28	20,706	20,705	20,964
CircusTrix Holdings, LLC	(r)	Consumer Services	S+650	1.0%	7/18/28	1,344	1,344	1,354
CircusTrix Holdings, LLC	(e)(r)	Consumer Services	S+650	1.0%	7/18/25	538	538	544
Clear Channel Outdoor Holdings, Inc.	(f)(k)	Media & Entertainment	S+400		8/21/28	12,500	12,317	12,599
Cop Village Green Acquisitions, Inc.	(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	12,707	12,469	12,453
Cop Village Green Acquisitions, Inc.	(e)(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	3,661	3,661	3,661
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cop Village Green Acquisitions, Inc.	(e)(r)	Real Estate Management & Development	S+475	1.0%	9/25/30	$6,101	$6,101	$6,101
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	24,750	24,813	24,066
Crown SubSea Communications Holding, Inc.	(f)	Capital Goods	S+400	0.8%	1/30/31	5,970	5,916	6,074
Delivery Hero Finco LLC	(k)	Consumer Services	S+500	0.5%	12/12/29	24,813	24,742	24,988
Digicel International Finance Ltd.	(f)	Telecommunication Services	S+515, 1.5% PIK (1.5% Max PIK)	0.5%	5/25/27	20,231	19,614	19,703
Electrical Components International, Inc.	(f)(r)	Capital Goods	S+650, 0.0% PIK (2.0% Max PIK)	2.0%	5/10/29	47,163	46,308	47,163
Electrical Components International, Inc.	(e)(r)	Capital Goods	S+650, 0.0% PIK (2.0% Max PIK)	2.0%	5/10/29	2,600	2,600	2,600
Engineered Machinery Holdings, Inc.	(f)	Capital Goods	S+375	0.8%	5/19/28	24,669	24,613	24,893
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	24,649	24,435	23,212
FLNG Liquefaction 2, LLC	(p)(r)	Energy	S+150		12/31/26	24,931	23,684	23,684
GasLog Ltd.	(k)(r)	Energy	7.8%		3/31/29	7,523	7,488	7,420
Gen4 Dental Partners Opco, LLC	(f)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	23,454	22,911	22,750
Gen4 Dental Partners Opco, LLC	(e)(r)	Health Care Equipment & Services	S+550	1.0%	5/13/30	9,429	9,429	9,146
Gold Rush Amusements, Inc.	(f)(r)	Consumer Services	S+750	2.0%	10/12/28	30,365	29,863	30,365
Guardian US Holdco, LLC	(f)	Software & Services	S+350	0.5%	1/31/30	21,683	21,709	21,755
HMN Acquirer Corp.	(r)	Media & Entertainment	S+475	1.0%	11/5/31	15,741	15,537	15,505
HMN Acquirer Corp.	(e)(r)	Media & Entertainment	S+475	1.0%	11/5/31	9,259	9,259	9,120
IXS Holdings, Inc.	(q)	Materials	S+425	0.8%	3/5/27	19,850	19,341	19,219
Knowlton Development Corporation Inc.	(q)	Household & Personal Products	S+400		8/15/28	35,365	35,365	35,647
LABL, Inc.	(f)	Commercial & Professional Services	S+500	0.5%	10/29/28	24,610	24,014	23,857
Learning Care Group No. 2 Inc.	(f)	Consumer Services	S+400	0.5%	8/11/28	21,731	21,844	21,975
Level 3 Financing, Inc.	(f)(k)	Telecommunication Services	S+656	2.0%	4/15/29	19,291	18,912	19,703
LR Orion Bidco Ltd.	(k)(r)	Software & Services	S+550		11/22/31	36,290	36,562	35,927
LR Orion Bidco Ltd.	(e)(k)(r)	Software & Services	SA+300		5/22/31	£3,468	4,342	4,342
LR Orion Bidco Ltd.	(e)(k)(r)	Software & Services	S+550		11/22/31	$4,839	4,839	4,815
M2S Group Intermediate Holdings, Inc.		Materials	S+475	0.5%	8/25/31	29,310	27,355	28,358
Magnera Corp.	(k)	Materials	S+425		11/4/31	10,000	9,938	10,035
Mavis Tire Express Services TopCo, L.P.	(f)	Consumer Discretionary Distribution & Retail	S+350	0.8%	5/4/28	12,232	12,254	12,329
MedImpact Healthcare Systems, Inc.	(f)	Health Care Equipment & Services	S+725		3/31/28	24,367	22,096	24,601
NES Hercules Class B Member, LLC	(p)(r)	Energy	S+178		1/31/28	23,546	21,662	21,662
OmniMax International, LLC	(r)	Capital Goods	S+575	1.0%	12/6/30	30,561	29,879	29,950
OmniMax International, LLC	(e)(r)	Capital Goods	S+575	1.0%	12/6/30	9,439	9,439	9,250
Onbe, Inc.	(f)(r)	Financial Services	S+550	1.0%	7/25/31	38,000	37,280	37,288
Peloton Interactive, Inc.	(f)(k)	Consumer Durables & Apparel	S+600		5/30/29	24,875	24,649	25,507
Permian Production Holdings, LLC	(r)(u)	Energy	7.0%, 2.0% PIK (2.0% Max PIK)		11/23/25	2,897	2,797	2,879
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	15,384	11,237	5,050
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plainfield Renewable Energy Holdings LLC	(m)(o)(r)	Energy	10.0% PIK (10.0% Max PIK)		8/22/25	$4,648	$3,827	$—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(r)	Energy	10.0%		8/22/25	2,344	2,344	—
PODS, LLC	(f)	Transportation	S+300	0.8%	3/31/28	19,846	18,905	18,624
Pretium PKG Holdings, Inc.	(f)	Materials	S+250 2.5% PIK (2.5% Max PIK)	1.0%	10/2/28	32,965	32,524	34,077
Proampac PG Borrower LLC	(f)	Materials	S+400	0.8%	9/15/28	22,770	22,781	22,870
Project Granite Buyer, Inc.	(r)	Insurance	S+575	0.8%	12/31/31	16,050	15,665	15,729
Project Granite Buyer, Inc.	(e)(r)	Insurance	S+575	0.8%	12/31/31	1,480	1,480	1,465
Project Granite Buyer, Inc.	(e)(r)	Insurance	S+575	0.8%	12/31/30	2,470	2,470	2,421
Realtruck Group, Inc.	(f)	Automobiles & Components	S+350	0.8%	1/31/28	24,692	24,006	24,003
Revlon Intermediate Holdings IV LLC	(f)	Household & Personal Products	S+688	1.0%	5/2/28	15,000	15,034	14,912
RPC TopCo Inc.	(r)	Consumer Durables & Apparel	S+500	1.0%	8/30/31	21,915	21,553	21,915
RPC TopCo Inc.	(e)(r)	Consumer Durables & Apparel	S+550	1.0%	8/30/31	3,030	3,030	3,030
Ryan, LLC	(f)	Commercial & Professional Services	S+350	0.5%	11/14/30	8,809	8,828	8,844
SupplyOne, Inc.		Materials	S+375		4/19/31	8,933	8,932	9,018
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+500	1.0%	5/15/28	24,195	23,320	24,513
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	24,653	23,565	24,068
United Natural Foods, Inc.	(f)(k)	Consumer Staples Distribution & Retail	S+475		5/1/31	20,895	20,505	21,276
Weber-Stephen Products LLC	(f)	Consumer Durables & Apparel	S+325	0.8%	10/30/27	26,036	24,144	25,995
WildBrain Ltd.	(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	506	440	502
WildBrain Ltd.	(f)(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	31,468	30,887	31,193
WildBrain Ltd.	(e)(k)(r)	Media & Entertainment	S+600	1.0%	7/23/29	2,867	2,867	2,842
WMK, LLC	(f)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	31,698	30,780	31,104
WMK, LLC	(e)(r)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	2,750	2,750	2,698
Wok Holdings, Inc.	(q)	Consumer Services	S+625		9/1/29	22,440	21,543	21,703
Total Senior Secured Loans—First Lien							1,549,604	1,538,066
Unfunded Loan Commitments							(92,715)	(92,715)
Net Senior Secured Loans—First Lien							1,456,889	1,445,351

Senior Secured Loans—Second Lien—3.3%
MBS Services Holdings, LLC	(r)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/20/30	31,996	31,067	29,116
Tenrgys, LLC	(f)(r)	Energy	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	20,075
Total Senior Secured Loans—Second Lien							51,604	49,191

Senior Secured Bonds—6.9%
Allegiant Travel Co.	(k)	Transportation	7.3%		8/15/27	12,271	11,427	12,347
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Full House Resorts, Inc.	(f)	Consumer Services	8.3%		2/15/28	$25,742	$23,793	$25,671
Guitar Center, Inc.	(f)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	23,568	22,210	20,160
ST EIP Holdings Inc.	(f)(r)	Energy	6.3%		1/10/30	10,143	9,794	9,192
Universal Entertainment Corp.	(k)	Consumer Durables & Apparel	9.9%		8/1/29	9,625	9,538	9,608
Warren Resources, Inc.	(r)	Energy	4.0%		11/30/26	30,745	27,534	26,748
Total Senior Secured Bonds							104,296	103,726

Unsecured Debt—2.6%
Leia Acquisition Ltd. (fka AirSwift Holdings, Ltd.)	(r)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		7/15/29	399	399	399
Pioneer Midco, LLC	(f)(r)	Consumer Services	11.6% PIK (11.6% Max PIK)		11/18/30	38,371	38,386	38,563
Total Unsecured Debt							38,785	38,962

Asset Based Finance—3.1%
Bridge Street CLO IV Ltd., Subordinated Notes	(g)(k)(r)(s)(u)	Financial Services	17.9%		4/20/37	23,700	23,945	20,679
Bridge Street Warehouse CLO V Ltd.	(k)(r)(t)(u)	Financial Services	1.8%		8/1/25	25,000	25,492	25,492
Total Asset Based Finance							49,437	46,171

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Cost	Fair Value(d)
Equity/Other—10.6%(l)
Arena Energy, LP, Contingent Value Rights	(r)	Energy				126,632,117	$351	$269
Ascent Resources Utica Holdings, LLC, Common Equity	(n)(o)(r)	Energy				1,486,929	42,169	42,047
Global Jet Capital Holdings, LP, Preferred Equity	(o)(r)	Commercial & Professional Services				17,183	9,806	7,066
GWP Midstream Holdco, LLC, Common Equity	(n)(o)(r)(u)	Energy				105,785	6,681	2,518
Harvest Oil & Gas Corp., Common Equity	(o)(u)	Energy				135,062	14,418	375
Maverick Natural Resources, LLC, Common Equity	(n)(r)	Energy				503,176	93,044	72,622
MBS Services Holdings, LLC, A-3 Units	(n)(o)(r)	Commercial & Professional Services				522,382	522	669
Permian Production Holdings, LLC, Common Equity	(n)(o)(r)(u)	Energy				1,968,861	5	—
Telpico, LLC, Common Equity	(n)(o)(r)(u)	Energy				50	—	—
Tenrgys, LLC, Common Equity	(n)(o)(r)	Energy				50	7,571	830
USA Compression Partners, LP, Preferred Equity	(f)(k)(r)	Energy	9.8%		4/3/28	28,561	28,211	32,840
Total Equity/Other							202,778	159,236
TOTAL INVESTMENTS—122.6%							$1,903,789	1,842,637
Cash and Cash Equivalents—13.4%	(i)							202,091
Liabilities in Excess of Other Assets—(36.0%)	(j)							(541,272)
NET ASSETS—100.0%								$1,503,456
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in thousands, except share amounts)

Total Return Swaps

Counterparty	Pay/Receive(h)	Underlying Reference	Type	Number of Shares	Interest Rate(b)	Payment Frequency	Maturity	Notional Amount	Unrealized Appreciation (Depreciation)
Nomura Global Financial Products Inc.	Receive	FS Credit Opportunities Corp. Common Stock	Equity	2,875,868	OBFR+1.15%	Monthly	9/21/26	$19,613	$—

BNP Paribas	Receive	Aretec Group, Inc.	Loan		S+350	Monthly	9/12/25	14,244	11
	Receive	Clear Channel Outdoor Holdings, Inc.	Loan		S+400	Monthly	9/12/25	7,500	128
	Receive	BCPE Empire Holdings, Inc.	Loan		S+350	Monthly	9/12/25	29,750	2
	Receive	Charlotte Buyer, Inc.	Loan		S+475	Monthly	9/12/25	7,443	39
	Receive	Pro Mach Group, Inc.	Loan		S+350	Monthly	9/12/25	24,799	(27)
	Receive	Cirque Du Soleil Holding USA Newco, Inc.	Loan		S+375	Monthly	9/12/25	8,303	21
	Receive	Allied Universal Holdco LLC	Loan		S+375	Monthly	9/12/25	22,727	(104)
Total									$70
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Specialty Lending Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. Prior to September 29, 2023, the Company’s name was FS Energy and Power Fund. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. One of the wholly-owned financing subsidiaries is Sustainable Infrastructure Investments, LLC, or SIIJV, which prior to December 18, 2024, was a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC. On December 18, 2024, the Company purchased Imperial Sustainable Infrastructure Investments, LLC’s remaining 12.5% interest in SIIJV and SIIJV became a wholly-owned subsidiary of the Company. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2025. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
In May 2023, the Company announced that its board of trustees approved the Company’s transition from an investment policy of investing primarily in energy companies to a diversified credit investment policy of investing across private and public credit in a broader set of industries, sectors and sub-sectors. The new policy became effective on September 29, 2023.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation by investing primarily in private and public credit in a broad set of industries, sectors and sub-sectors. The Company’s investment policy is to invest primarily in a portfolio of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments, which, under normal circumstances, will represent at least 80% of the Company’s total assets.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the three months ended March 31, 2025 and 2024, the Company did not accrue any amount of capital gains incentive fee.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares (including proceeds from its distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the three months ended March 31, 2025 and 2024, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the three months ended March 31, 2024 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the three months ended March 31, 2025.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
such amounts. For the three months ended March 31, 2025 and 2024, the Company recognized no structuring or other upfront fee revenue.
The Company invests in Collateralized Loan Obligations, or CLOs. Interest income from investments in the “equity” class of the CLO (in the Company's case, subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with Accounting Standards Codification Topic 325-40-35, Beneficial Interests in Securitized Financial Assets, or ASC Topic 325. The Company monitors the expected cash inflows from its equity investments in the CLO, including the expected principal repayments. The effective yield is determined and updated quarterly.
Derivative Instruments: The Company’s derivative instruments may include forward foreign currency exchange contracts and equity total return swaps. The Company recognizes all derivative instruments as assets or liabilities at fair value in its unaudited consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments for accounting purposes, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on swap contracts in the unaudited consolidated statements of operations. Realized gains and losses of the derivative instruments are included in net realized gain (loss) on swap contracts in the unaudited consolidated statements of operations.
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
Segment Reporting: The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The chief operating decision maker, or CODM, is the Company's chief executive officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s change in shareholders’ equity resulting from operations. In addition to numerous other factors and metrics, the CODM utilizes net investment income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying unaudited consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying unaudited consolidated statements of operations.
Note 3. Share Transactions
There were no transactions with respect to the Company's common shares during the three months ended March 31, 2025 and 2024.
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
Historically, pursuant to the Company's share repurchase program, the Company offered to repurchase common shares at a price equal to the price at which common shares were issued pursuant to the Company’s distribution reinvestment plan on the distribution date coinciding with the applicable share repurchase date. The price at which common shares were issued under the Company’s distribution reinvestment plan was determined by the Company’s board of trustees or a committee thereof, in its sole discretion, and was (i) not less than the net asset value per common share as determined in good faith by the Company’s board of trustees or a committee thereof, in its sole discretion, immediately prior to the payment date of the distribution and (ii) not more than 2.5% greater than the net asset value per common share as of such date. The Company’s board of trustees may amend, suspend or terminate the share repurchase program at any time, upon 30 days’ notice. The Company did not repurchase any shares pursuant to its share repurchase program during the three months ended March 31, 2025 and 2024. The Company's distribution reinvestment plan was terminated effective September 15, 2023.
In order to minimize the expense of supporting small accounts and provide additional liquidity to shareholders of the Company holding small accounts after completion of a regular quarterly share repurchase offer, the Company reserves the right to repurchase the shares of and liquidate any investor’s account if the balance of such account is less than the Company’s $5 minimum initial investment, unless the account balance has fallen below the minimum solely as a result of a decline in the Company’s net asset value per share. The Company will provide or will cause to be provided 30 days’ prior written notice to potentially affected investors, which notice may be included in regular quarterly repurchase offer materials, of any such repurchase. Historically, any such repurchases were made at the Company’s most recent price at which the Company’s shares were issued pursuant to its distribution reinvestment plan. There were no de minimis account liquidations during the three months ended March 31, 2025 and 2024.

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
FS/EIG Advisor has received structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. FS/EIG Advisor may agree to discontinue offsetting such fees in the future. During the three months ended March 31, 2025 and 2024, no structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three months ended March 31, 2025 and 2024:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2025	2024
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$8,870	$9,112
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,253	$1,535
_________________________
(1)    During the three months ended March 31, 2025 and 2024, $8,672 and $8,416, respectively, in base management fees were paid to FS/EIG Advisor. As of March 31, 2025 and December 31, 2024, $8,870 and $8,672, respectively, in base management fees were payable to FS/EIG Advisor.
(2)    During the three months ended March 31, 2025 and 2024, $691 and $733, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $997 and $1,149 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the three months ended March 31, 2025 and 2024, respectively.

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
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In addition, the Company has received exemptive relief from the SEC permitting it to co-invest, subject to the satisfaction of certain conditions, in certain privately negotiated investment transactions with certain affiliates. This exemptive relief includes: an order dated June 4, 2013, that permits certain follow-on and disposition transactions related to past co-investments with certain affiliates of the Company’s former investment adviser, including FS KKR Capital Corp.; an order dated April 10, 2018, that permits certain follow-on and disposition transactions related to past co-investments with certain EIG-advised funds; and an order dated November 13, 2024, that permits certain co-investments with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Credit Income Fund, among others. On April 29, 2025, the SEC granted an exemptive order that will supersede the November 13, 2024, order subject to final board approval of relevant affiliates of reliance on the new order. The new order will similarly permit co-investments with certain affiliates but will simplify certain of the conditions under the current order and provide more flexibility than the current order.
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
Bridge Street Warehouse CLO V Ltd.
Bridge Street Warehouse CLO V Ltd., or Bridge Street Warehouse CLO V, is a CLO Warehouse in which the Company contributes capital by subscribing for the preference shares issued by Bridge Street Warehouse CLO V, which is accounted for as a financial instrument at fair value as of March 31, 2025. Bridge Street Warehouse CLO V commenced operations on August 1, 2024 and was in the warehouse phase as of March 31, 2025. As of March 31, 2025, the Company contributed $40,000 to Bridge Street Warehouse CLO V. The Company had an investment of $40,514 in Bridge Street Warehouse CLO V, at fair value, as of March 31, 2025. Bridge Street Warehouse CLO V financed the majority of its loan purchases using its warehouse financing facility. The amount of paid-in-kind interest income from the Bridge Street Warehouse CLO V recorded on the Company’s unaudited consolidated statement of operations for the three months ended March 31, 2025 was approximately $514.
On April 3, 2025, the CLO Warehouse phase terminated when Bridge Street Warehouse CLO V merged with and into the collateralized loan obligation vehicle, Bridge Street CLO V Ltd., or Bridge Street CLO V, and substantially simultaneously therewith, Bridge Street CLO V issued to the market various tranches of debt (including notes and loans) in the aggregate principal amount of $288,750, including $20,500 principal amount of subordinated notes to the Company. Bridge Street CLO V's collateral manager also has agreed to reimburse the Company for collateral management fees. Proceeds from the CLO debt issuance were used to repay the warehouse financing facility.
Bridge Street Warehouse CLO VI Ltd.
Bridge Street Warehouse CLO VI Ltd., or Bridge Street Warehouse CLO VI, is a CLO Warehouse in which the Company contributes capital by subscribing for the preference shares issued by Bridge Street Warehouse CLO VI, which is accounted for as a financial instrument at fair value as of March 31, 2025. Bridge Street Warehouse CLO VI commenced operations on January 10, 2025 and was in the warehouse phase as of March 31, 2025. As of March 31, 2025, the Company contributed $2,000 to Bridge Street Warehouse CLO VI. The Company had an investment of $2,015 in Bridge Street Warehouse CLO VI, at fair value, as of March 31, 2025. Bridge Street Warehouse CLO VI financed the majority of its loan purchases using its warehouse financing facility. The amount of paid-in-kind interest income from the Bridge Street Warehouse CLO VI recorded on the Company’s unaudited consolidated statement of operations for the three months ended March 31, 2025 was approximately $15.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares during the three months ended March 31, 2025 and 2024:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2024
March 31, 2024(1)	$0.0034	$1,549
Fiscal 2025
March 31, 2025(1)	$0.0068	$3,097
_________________________
(1)    For the quarter ended December 31, 2024, the distribution amount per share was $0.0821, comprised of an initial distribution per share of $0.0753 declared in December 2024 and the remaining distribution per share of $0.0068 declared in January 2025, collectively representing an annualized distribution rate to shareholders of approximately 10.0%. For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, collectively representing an annualized distribution rate to shareholders of approximately 7.5%.
Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company expects to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. On April 22, 2025, the Company's board of trustees declared an enhanced cash distribution of $0.1053 per share for the first quarter of 2025, representing an annualized distribution rate to shareholders of 12.5% based on the estimated net asset value of $3.37 per share as of March 31, 2025. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
liquidity event, subject to a maximum cap of 15.0% of the Company’s then-current estimated net asset value beyond 2026. The Company expects a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$3,097	100%	$1,549	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$3,097	100%	$1,549	100%
_________________________
(1)    During the three months ended March 31, 2025 and 2024, 87.9% and 94.5%, respectively, of the Company's gross investment income was attributable to cash income earned, 6.7% and 2.4%, respectively, was attributable to paid-in-kind, or PIK, interest and 5.4% and 3.1%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of March 31, 2025, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $70,770 and $1,503,303, respectively.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
As of March 31, 2025 and December 31, 2024, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments was $66,095 and $67,490, respectively, and the gross unrealized depreciation on the Company’s investments was $123,243 and $138,467, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,884,603 and $1,913,645 as of March 31, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) of the Company's investments on a tax basis was $(57,042) and $(71,008) as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Company had deferred tax assets of $151,644 and $150,870, respectively, particularly resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of March 31, 2025, the Company had a deferred tax liability of $5,462, resulting from unrealized appreciation on investments held by the Company's wholly-owned taxable subsidiaries. As of December 31, 2024, the Company had no deferred tax liability. As of March 31, 2025 and December 31, 2024, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $146,182 and $150,870, respectively.
Note 6. Financial Instruments
The Company may trade in financial instruments with off-balance sheet risk in the normal course of its investing activities. These financial instruments may include forward foreign currency exchange contracts and swap contracts and may involve, to a varying degree, elements of risk in excess of the amounts recognized for financial statement purposes. The notional or contractual amounts of these instruments represent the investment the Company has in particular classes of financial instruments and do not necessarily represent the amounts potentially subject to risk. The measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are considered.
Forward Foreign Currency Exchange Contracts
The Company is subject to foreign currency exchange rate risk in the normal course of pursuing its investment objectives. The Company may enter into forward foreign currency exchange contracts to gain or reduce exposure, to foreign currencies. A forward foreign currency exchange contract is an agreement between two parties to buy and sell a currency at a set exchange rate on a specified date. These contracts help to manage the overall exposure to the currencies in which some of the investments and borrowings held by the Company are denominated and in some cases, may be used to obtain exposure to a particular market.
Each forward foreign currency exchange contract is marked-to-market daily and the change in market value is recorded as unrealized appreciation (depreciation) in the unaudited consolidated balance sheets. When a contract is closed, a realized gain or loss is recorded in the unaudited consolidated statement of operations equal to the difference between the value at the time it was opened and the value at the time it was closed. Non-deliverable forward foreign currency exchange contracts are settled with the counterparty in cash without the delivery of foreign currency. The use of forward foreign currency exchange contracts contains the risk that the value of a forward foreign currency exchange contract changes unfavorably due to movements in the value of the referenced foreign currencies. The average notional amount of forward foreign currency exchange contracts during the three months ended March 31, 2025, which are indicative of the volumes of these derivative types was $6,025.
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
Nomura Total Return Swap
The Company entered into an equity total return swap with Nomura Global Financial Products Inc., or Nomura. Under the Nomura TRS, the Company obtained the economic benefit of owning shares of FS Credit Opportunities Corp., or FSCO, an investment company registered under the 1940 Act, without actually owning them, and Nomura received an interest-type payment in return. The investment adviser to FSCO is wholly-owned by Franklin Square Holdings, L.P., which is also the majority owner of FS/EIG Advisor.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The Nomura TRS was marked-to-market daily and the change in market value was recorded as unrealized appreciation or depreciation on swap contracts in the consolidated balance sheets. Pursuant to its terms, the Nomura TRS settled monthly and a realized gain or loss was recorded in the consolidated statements of operations equal to the difference between the value of the shares underlying the Nomura TRS at the time the swap was entered into or the previous settlement date and the value as of the then current settlement date, plus dividends received and less accrued interest. Any dividends received by Nomura as holder of the FSCO shares were paid to the Company. The Nomura TRS had a term of three years, but it could be terminated earlier in whole or in part following the occurrence of certain prescribed events agreed to between Nomura and the Company. The primary underlying risk exposure through the use of equity total return swaps was equity market risk. The Nomura TRS terminated in March 2025.
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
The monthly average notional amounts of the Nomura TRS and the BNPP TRS were $6,349 and $97,414, respectively, during the three months ended March 31, 2025 and $38,984 and $52,462, respectively, during the three months ended March 31, 2024.
The following table presents the fair value of open derivative contracts (which are not considered to be hedging instruments for accounting purposes) as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total Return Swaps
BNP Paribas	$—	$ (190)(1)	$ 70(2)	$—
Foreign Currency Risk
Forward foreign currency exchange contracts	$ 123(3)	$—	$—	$—
______________
(1)    Reflected on the Company's unaudited consolidated balance sheets as: Unrealized depreciation on swap contracts.
(2)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
(3)    Reflected on the Company's unaudited consolidated balance sheets as: Unrealized appreciation on forward foreign currency exchange contracts.
The effect of derivative contracts (which are not considered to be hedging instruments for accounting purposes) on the Company's statements of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Net Realized Gains (Losses)		Net Change in Unrealized Appreciation (Depreciation)
	Three Months Ended March 31,		Three Months Ended March 31,
Instrument	2025	2024	2025	2024
Total Return Swaps
Nomura Total Return Swap	$ 261(1)	$ 2,302(1)	$—	$—
BNP Paribas Total Return Swap	$ 148(1)	$ 25(1)	$ (260)(2)	$ 196(2)
Foreign Currency Risk
Forward foreign currency exchange contracts	$—	$—	$ 123(3)	$—
______________
(1)    Reflected on the Company's unaudited consolidated statements of operations as: Net realized gain (loss) on swap contracts.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
(2)    Reflected on the Company's unaudited consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts
(3)    Reflected on the Company's unaudited consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on forward foreign currency exchange contracts.
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
The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2025 and 2024:

	As of March 31, 2025 (Unaudited)
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BNP Paribas	—	$(190)	$(190)	—	$190	—
Nomura	$ 123	—	$123	—	—	$123

	As of December 31, 2024
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BNP Paribas	$ 70	—	$70	—	—	$70
______________
(1)    In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)    Net amount of derivative assets and liabilities represents the net amount due from the counterparty to the Company and the net amount due from the Company to the counterparty, respectively, in the event of default.
Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,464,750	$1,440,091	79%	$1,456,889	$1,445,351	78%
Senior Secured Loans—Second Lien	52,827	50,277	3%	51,604	49,191	3%
Senior Secured Bonds	93,923	89,579	5%	104,296	103,726	6%
Unsecured Debt	39,877	40,109	2%	38,785	38,962	2%
Asset Based Finance	66,206	61,594	3%	49,437	46,171	2%
Equity/Other	155,023	145,911	8%	202,778	159,236	9%
Total	$1,872,606	$1,827,561	100%	$1,903,789	$1,842,637	100%
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
As of March 31, 2025, the Company held investments in eight portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. For additional information with respect to such portfolio companies, see footnote (v) to the unaudited consolidated schedule of investments as of March 31, 2025 in this quarterly report on Form 10-Q.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
As of December 31, 2024, the Company held investments in six portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control” and the Company did not hold any portfolio companies of which it is deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (u) and (v) to the consolidated schedule of investments as of December 31, 2024 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2025, the Company had eighteen senior secured loan investments with aggregate unfunded commitments of $87,572. As of December 31, 2024, the Company had twenty senior secured loan investments with aggregate unfunded commitments of $92,715. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Energy	$217,273	12%	$265,867	14%
Capital Goods	199,722	11%	160,441	9%
Consumer Services	190,446	10%	187,756	10%
Commercial & Professional Services	178,060	10%	201,499	11%
Health Care Equipment & Services	159,322	9%	184,439	10%
Materials	153,777	8%	123,577	7%
Consumer Durables & Apparel	120,490	7%	83,025	4%
Financial Services	108,354	6%	83,459	5%
Media & Entertainment	92,450	5%	94,236	5%
Consumer Discretionary Distribution & Retail	65,330	3%	79,781	4%
Household & Personal Products	49,994	3%	50,559	3%
Automobiles & Components	46,488	3%	47,215	3%
Consumer Staples Distribution & Retail	45,098	2%	45,789	2%
Transportation	42,608	2%	30,971	2%
Pharmaceuticals, Biotechnology & Life Sciences	41,824	2%	40,822	2%
Software & Services	35,506	2%	57,658	3%
Telecommunication Services	20,027	1%	39,406	2%
Equity Real Estate Investment Trusts (REITs)	19,092	1%	19,115	1%
Insurance	15,614	1%	34,569	2%
Food, Beverage & Tobacco	13,663	1%	—	—
Real Estate Management & Development	12,423	1%	12,453	1%
Total	$1,827,561	100%	$1,842,637	100%

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
As of March 31, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2025 (Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	717,128	879,043
Level 3—Significant unobservable inputs	1,110,433	963,594
Total	$1,827,561	$1,842,637
In addition, the Company had forward foreign currency exchange contracts and equity total return swaps, as described in Note 6, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2025 and December 31, 2024.
The Company’s board of trustees is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to FS/EIG Advisor’s valuation policy. The Company’s board of trustees has designated FS/EIG Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in FS/EIG Advisor’s valuation policy.
The Company’s investments consist primarily of investments that were acquired directly from the issuer. Debt investments, for which broker quotes or pricing information from third-party pricing services are not generally available, are valued by FS/EIG Advisor with the assistance of independent valuation firms, which determine a valuation range of fair value for such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, call features, anticipated prepayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value, PV-10 multiples or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if FS/EIG Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are typically valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, FS/EIG Advisor typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by an independent third-party pricing service and screened for validity by such service and are typically classified as Level 2 within the fair value hierarchy. Forward foreign currency exchange contracts are valued at their quoted daily prices obtained from an independent third party. The fair value of the loan total return swaps is determined daily based on the bid price of the underlying asset provided by the counterparty. These assumptions are observable in the marketplace or can be corroborated by active markets or broker quotes and are typically classified as Level 2 within the fair value hierarchy.

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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the three months ended March 31, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$634,469	$49,191	$35,940	$38,962	$46,171	$158,861	$963,594
Accretion of discount (amortization of premium)	678	40	672	—	—	21	1,411
Net realized gain (loss)	(839)	—	2	(31)	—	(15,994)	(16,862)
Net change in unrealized appreciation (depreciation)	2,393	(137)	(1,103)	55	(1,346)	34,430	34,292
Purchases	214,486	—	—	—	22,000	61,125	297,611
Paid-in-kind interest	223	1,183	—	1,124	529	—	3,059
Sales and repayments	(74,323)	—	(56)	(1)	(5,760)	(92,907)	(173,047)
Transfers into Level 3(1)	—	—	—	—	—	375	375
Transfers out of Level 3(1)	—	—	—	—	—	—	—
Fair value at end of period	$777,087	$50,277	$35,455	$40,109	$61,594	$145,911	$1,110,433
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,699)	$(137)	$(1,103)	$55	$(1,346)	$9,763	$4,533

	For the Three Months Ended March 31, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Asset Based Finance	Sustainable Infrastructure Investments, LLC	Equity/Other(2)	Total
Fair value at beginning of period	$237,307	$54,424	$9,874	$—	$39,427	$498,448	$839,480
Accretion of discount (amortization of premium)	363	13	14	—	—	100	490
Net realized gain (loss)	942	—	2	—	—	1,016	1,960
Net change in unrealized appreciation (depreciation)	(18,394)	930	(66)	—	1,403	(22,351)	(38,478)
Purchases	28,839	26,540	—	20,000	—	731	76,110
Paid-in-kind interest	291	1,029	—	329	—	—	1,649
Sales and repayments	(28,252)	(1,000)	(53)	—	—	(7,962)	(37,267)
Transfers into Level 3(1)	—	—	—	—	—	271	271
Transfers out of Level 3(1)	—	—	—	—	—	—	—
Fair value at end of period	$221,096	$81,936	$9,771	$20,329	$40,830	$470,253	$844,215
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(17,988)	$930	$(66)	$—	$1,403	$(22,351)	$(38,072)
______________
(1)    Transfers into and out of Level 3 are deemed to have occurred as a result of, among other factors, changes in liquidity, the depth and consistency of prices from third-party pricing services and the existence of observable trades in the market. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the three months ended March 31, 2025 and 2024, transfers into or out of Level 3 were due to increased or decreased price transparency.
(2)    The Company determined to reclassify investments in the schedule of investments from preferred equity to equity/other. Preferred equity amounts for the three months ended March 31, 2024 have been reclassified to equity/other to conform to the classifications used to prepare the reconciliation for the three months ended March 31, 2025.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at March 31, 2025 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$677,980	Market Comparables	Market Yield (%)	6.9%-13.9%	10.1%
			EBITDA Multiples (x)	2.4x-6.9x	5.8x
	97,767	Cost
	1,340	Other(2)
Senior Secured Loans—Second Lien	50,277	Market Comparables	Market Yield (%)	12.2%-17.1%	15.1%
Senior Secured Bonds	35,455	Market Comparables	Market Yield (%)	8.7%-14.0%	12.4%
Unsecured Debt	39,733	Market Comparables	Market Yield (%)	11.0%-11.5%	11.3%
	376	Cost
Asset Based Finance	19,065	Discounted Cash Flow	Discount Rate (%)	16.4%-17.4%	16.9%
	42,529	Income(3)	Excess Spread(3)	1.5%-1.8%	1.8%
Equity/Other	93,983	Market Comparables	Market Yield (%)	13.2%-14.2%	13.7%
			EBITDA Multiples (x)	2.5x-9.3x	6.5x
			Production Multiples (MMcfe/d)	$3,100.0-$3,500.0	$3,300.0
			Proved Reserves Multiples (Bcfe)	0.8x-0.8x	0.8x
			PV-10 Multiples (x)	3.1x-3.3x	3.2x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	51,509	Other(5)	Discount for Lack of Marketability (%)	3.0%-5.0%	4.3%
	419	Other(2)
Total	$1,110,433

Type of Investment	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$387,753	Market Comparables	Market Yield (%)	7.9%-13.9%	10.1%
			EBITDA Multiples (x)	2.4x-3.0x	2.7x
	179,141	Cost	Discount Rate (%)
	67,575	Other(2)
Senior Secured Loans—Second Lien	49,191	Market Comparables	Market Yield (%)	12.4%-17.0%	15.0%
Senior Secured Bonds	35,940	Market Comparables	Market Yield (%)	8.5%-12.1%	10.8%
Unsecured Debt	38,563	Market Comparables	Market Yield (%)	11.2%-11.7%	11.4%
	399	Cost
Asset Based Finance	20,679	Discounted Cash Flow	Discount Rate (%)	17.3%-18.3%	17.8%
	25,492	Income(3)	Excess Spread(3)	1.8%-1.8%	1.8%
Equity/Other	85,970	Market Comparables	Market Yield (%)	13.3%-14.3%	13.8%
			EBITDA Multiples (x)	2.6x-9.5x	5.6x
			Production Multiples (MMcfe/d)	$3,050.0-$3,450.0	$3,250.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.8x	0.8x
			PV-10 Multiples (x)	1.7x-1.9x	1.8x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	36,580	Discounted Cash Flow	Discount Rate (%)	8.0%-12.0%	10.0%
	36,311	Other(4)	Discount for Lack of Marketability (%)	8.5%-52.5%	31.0%
Total	$963,594
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
(5)    Fair valued based on the market price of the security with a discount for lack of marketability until the shares are registered.
Note 9. Financing Arrangements
The following tables present a summary of information with respect to the Company’s outstanding financing arrangement as of March 31, 2025 and December 31, 2024. For additional information regarding the financing arrangement, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. Any significant changes to the Company’s financing arrangement during the three months ended March 31, 2025 are discussed below.

	As of March 31, 2025 (Unaudited)
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

For the three months ended March 31, 2025 and 2024, the components of total interest expense for the Company's financing arrangements were as follows:

	Three Months Ended March 31,
	2025			2024
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Barclays Facility	$8,570	$511	$9,081	$8,568	$516	$9,084
___________________
(1)     Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)     Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2025, were $464,444 and 7.38%, respectively. As of March 31, 2025, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 7.70%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024, were $400,546 and 8.30%, respectively. As of December 31, 2024, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 7.76%.
Under its financing arrangements, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2025 and December 31, 2024.
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
On September 6, 2023, FSSL Finance BB Seller entered into a Master Confirmation in respect of Repurchase Transactions with Barclays, or the Confirmation, which supplements and is subject to the Master Repurchase Agreement, dated as of September 6, 2023, between FSSL Finance BB Seller and Barclays, or the Master Repurchase Agreement, and such Master Repurchase Agreement, as supplemented and evidenced by the Confirmation, or the Repurchase Agreement. Pursuant to the Repurchase Agreement, on one or more occasions beginning September 6, 2023, Barclays began purchasing the Notes held by FSSL Finance BB Seller for an aggregate purchase price of $400,000 outstanding as of March 31, 2025, which price may, subject to satisfaction of certain conditions, increase from time to time up to the maximum aggregate purchase price of $500,000. The scheduled Repurchase Date is September 6, 2026.
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
As of March 31, 2025, Notes in an aggregate principal amount of $400,000 had been purchased by FSSL Finance BB Seller from FSSL Finance BB AssetCo and subsequently sold to Barclays under the Barclays Facility for aggregate proceeds of $397,025. The carrying amount outstanding under the Barclays Facility approximates its fair value. The Company funded the purchase of Notes by FSSL Finance BB Seller through a capital contribution to FSSL Finance BB Seller. The Notes issued by FSSL Finance BB AssetCo and purchased by FSSL Finance BB Seller eliminate in consolidation on the Company's financial statements.
The Company incurred costs of $6,199 in connection with obtaining the Barclays Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays Facility. As of March 31, 2025, $2,975 of such deferred financing costs had yet to be amortized to interest expense.
The following table presents the carrying amount of the collateral pledged with the Company's open repurchase agreement as of March 31, 2025:

Counterparty	Repurchase Agreement	Non-Cash Collateral Pledged(1)	Cash Collateral Pledged	Net Exposure Due (to)/from Counterparty(2)
Barclays Facility	$(397,025)	$397,025	$—	$—
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangements (continued)
The repurchase agreement is collateralized by all or a portion of the securities held within FSSL Finance BB AssetCo LLC. The following table presents the fair market value of collateral, principal value and principal value plus accrued interest of the securities pledged as collateral to the Barclays Facility as of March 31, 2025:

Repurchase Agreement	Fair Market Value of Collateral	Principal Value	Principal Value including Accrued Interest
Barclays Facility(1)	$927,247	$400,000	$401,233
_________________________
(1)     See footnote (f) to the consolidated schedule of investments as of March 31, 2025 in this quarterly report on Form 10-Q.
The following table reflects a breakdown of transactions accounted for as secured borrowings, the gross obligation by the type, and the remaining contractual maturity of those transactions as of March 31, 2025:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less Than 30 Days	30 - 90 Days	More Than 90 Days	Total
Repurchase Agreement
Barclays Facility(1)	$—	$—	$—	$(401,233)	$(401,233)
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Three Months Ended March 31, 2025 (Unaudited)	Year Ended December 31, 2024
Per Share Data:(1)
Net asset value, beginning of period	$3.30	$3.43
Results of operations(2)
Net investment income	0.06	0.30
Net realized gain (loss) and unrealized appreciation (depreciation)	0.02	(0.09)
Net increase (decrease) in net assets resulting from operations	0.08	0.21
Shareholder distributions(3)
Distributions from net investment income	(0.01)	(0.34)
Net decrease in net assets resulting from shareholder distributions	(0.01)	(0.34)
Net asset value, end of period	$3.37	$3.30
Shares outstanding, end of period	455,506,155	455,506,155
Total return(4)	2.33%	6.20%
Total return (without assuming reinvestment of distributions)(4)	2.33%	6.04%
Ratio/Supplemental Data:
Net assets, end of period	$1,534,790	$1,503,456
Ratio of net investment income to average net assets(5)(6)	7.16%	8.65%
Ratio of total operating expenses to average net assets(5)	5.65%	5.69%
Ratio of management fee offset to average net assets(5)	—	(0.00)%
Ratio of net operating expenses to average net assets(5)	5.65%	5.69%
Ratio of interest expense to average net assets(5)	2.40%	2.31%
Portfolio turnover(7)	19.33%	68.24%
Total amount of senior securities outstanding	$400,000	$500,000
Asset coverage per unit(8)	$4,837	$4,007
Asset coverage ratio(8)	4.84	4.01
_________________________
(1)    Per share data may be rounded in order to recompute the ending net asset value per share.
(2)    The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)    The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.
(4)    The total return for each period presented was calculated based on the change in net asset value during the applicable period, assuming the reinvestment of all distributions at the Company’s net asset value per share as of the end of the applicable period. The total return (without assuming reinvestment of distributions) for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share which were declared during the applicable period and dividing the total by the net asset value per share at the beginning of the applicable period. The total returns do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of the Company’s common shares. The total returns include the effect of the issuance of common shares at a net offering price that is greater than net asset value per share, which causes an increase in net asset value per share. The historical calculations of total returns in the table should not be considered representations of the Company’s future total returns, which may be greater or less than the returns shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total returns on the Company’s investment portfolio during the applicable period and do not represent actual returns to shareholders.
(5)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2025 are annualized. Annualized ratios for the three months ended March 31, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025.
(6)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 7.16% and 8.65% for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(7)    Portfolio turnover for the three months ended March 31, 2025 is not annualized.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 12. Subsequent Events
Reorganization
On April 22, 2025, the Company’s board of trustees approved a plan to list the common shares on a national securities exchange prior to the end of 2025, subject to shareholder approval, market conditions and final board of trustees approval. In connection with the listing, the board of trustees determined to convert the Company from a BDC to a closed-end fund registered under the 1940 Act. To effectuate the conversion to a closed-end fund, the board of trustees approved the merger of the Company, or the Reorganization, with and into New FS Specialty Lending Fund, or the Successor Company, a newly organized Delaware statutory trust registered under the 1940 Act as a closed-end fund, pursuant to an Agreement and Plan of Reorganization, or the Reorganization Agreement, dated as of April 22, 2025, among the Company, the Successor Company, and, for the limited purposes set forth therein, FS/EIG Advisor. The Reorganization Agreement and the consummation of the transactions contemplated thereby, including the Reorganization, have been approved by the board of trustees of the Company and the board of trustees of the Successor Company.
Following the Reorganization, the Successor Company intends to change its name to FS Specialty Lending Fund and to seek to list its common shares on the New York Stock Exchange under the symbol “FSSL.”
As a result of the Reorganization, Company shareholders will hold an investment in a registered closed-end fund that has not elected to be treated as a BDC under the 1940 Act. The Successor Company will have the same investment objectives and investment policies as the Company and will operate pursuant to investment restrictions substantially identical to those of the Company, except for certain requirements applicable to the Company as a result of its election to be regulated as a BDC which will not apply to the Successor Company. The Successor Company will be overseen by a board of trustees comprised of the same members as the board of trustees of the Company. The Successor Company will continue to be managed by FS/EIG Advisor, subject to the transaction involving FS/EIG Advisor described below.
In the Reorganization, shareholders of the Company will receive Successor Company shares having an aggregate net asset value equal to the aggregate net asset value of the shares such shareholder held in the Company immediately prior to the effectiveness of the Reorganization as determined pursuant to the Reorganization. Because the Successor Company will have no assets or operations prior to the Closing Date, it is expected that shareholders of the Company will receive one share of the Successor Company for each share of the Company held as of the Closing Date (and a fractional share of the Successor Company for each fractional share of the Company held).
Completion of the Reorganization is subject to various customary conditions, including approval of the Reorganization Agreement by Company shareholders. Shareholders of the Company will be asked to vote on the Reorganization at a special meeting of shareholders expected to take place later this year, at a time and location to be determined by the board of trustees. A proxy statement/prospectus containing information about the special meeting of shareholders and the Reorganization is expected to be provided to each Company shareholder of record as of the record date for the special meeting of shareholders, which date will be determined by the board of trustees.
Reverse Share Split
In advance of the anticipated listing, the board of trustees has approved a reverse share split, to be effective on or around May 15, 2025. As of the effective time of the reverse share split, every six common shares of the Company will be combined into one share, and each shareholder’s common shares will automatically be converted into a number of common shares (and/or fractional common shares, as applicable) equal to the number of common shares of the Company held immediately prior to the reverse share split divided by six. In effect, the reverse share split will reduce the number of common shares of the Company outstanding while maintaining the Company’s and each shareholder’s aggregate net asset value. Immediately following the reverse share split, each shareholder of record will hold the same percentage of the Company’s outstanding common shares as held immediately prior to the reverse share split. There will be no change in the par value of $0.001 per share as a result of the reverse share split. In addition, the reverse share split will not modify the rights or preferences of the Company’s common shares.
Amendments to Declaration of Trust
On April 22, 2025, the board of trustees approved certain amendments to the Agreement and Declaration of Trust, or the Declaration of Trust, of the Company. Such amendments are intended to align the Declaration of Trust with the anticipated operation of the Company as a registered closed-end fund. Such amendments are subject to approval by shareholders of the Company. The approval of such amendments is a condition to shareholder’s consideration of the Reorganization.
FS/EIG Advisor Transaction
Concurrently with the closing of the Reorganization, FS Investments will acquire EIG’s interest in FS/EIG Advisor, or the Adviser Transaction, FS/EIG Advisor will become an indirect wholly-owned subsidiary of Franklin Square Holdings, L.P. and FS/EIG Advisor will be renamed FS Specialty Lending Advisor, LLC. FS/EIG Advisor personnel from FS Investments that provide services to the Company will continue to provide services to the Successor Company following the completion of the Reorganization and the Adviser Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
    (in thousands, except share and per share amounts)
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us” and “our” refer to FS Specialty Lending Fund and “FS/EIG Advisor” refers to FS/EIG Advisor, LLC.
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
•our ability to complete the reorganization;
•our ability to complete a listing of the common shares on a national securities exchange;
•the price at which the common shares may trade on a national securities exchange;
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
Expected Distributions
In March 2020, our board of trustees determined to suspend for an indefinite period of time our share repurchase program and will reassess our ability to recommence such program in future periods. As a result, no common shares were purchased pursuant to our share repurchase program and there were no de minimis account liquidations during the three months ended March 31, 2025 and 2024.
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distribution rate for each quarter in 2024 represented an annualized distribution rate of approximately 10.0%, in each case based on the then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2025 and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.

Portfolio Investment Activity for the Three Months Ended March 31, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2025:

Net Investment Activity	For the Three Months Ended March 31, 2025
Purchases	$357,342
Sales and Repayments	(385,345)
Net Portfolio Activity	$(28,003)

	For the Three Months Ended March 31, 2025
New Investment Activity by Asset Class	Purchases	Percentage
Senior Secured Loans—First Lien	$274,217	77%
Senior Secured Loans—Second Lien	—	—
Senior Secured Bonds	—	—
Unsecured Debt	—	—
Asset Based Finance	22,000	6%
Equity/Other	61,125	17%
Total	$357,342	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,464,750	$1,440,091	79%	$1,456,889	$1,445,351	78%
Senior Secured Loans—Second Lien	52,827	50,277	3%	51,604	49,191	3%
Senior Secured Bonds	93,923	89,579	5%	104,296	103,726	6%
Unsecured Debt	39,877	40,109	2%	38,785	38,962	2%
Asset Based Finance	66,206	61,594	3%	49,437	46,171	2%
Equity/Other	155,023	145,911	8%	202,778	159,236	9%
Total	$1,872,606	$1,827,561	100%	$1,903,789	$1,842,637	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Number of Portfolio Companies	82	86
% Variable Rate (based on fair value)	82.6%	81.3%
% Fixed Rate (based on fair value)	9.4%	10.0%
% Income Producing Equity/Other Investments (based on fair value)	4.9%	5.8%
% Non-Income Producing Equity/Other Investments (based on fair value)	3.1%	2.9%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	98.8%	97.9%
% of Investments on Non-Accrual (based on fair value)	0.4%	1.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	9.4%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	9.9%	9.8%
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. See "Expected Distributions" above for a discussion of the enhanced quarterly distributions paid and expected to be paid, subject to applicable legal restrictions and the sole discretion of our board of trustees. For the three months ended March 31, 2025 and the year ended December 31, 2024, our total return was 2.33% and 6.20%, respectively, and our total return without assuming reinvestment of distributions was 2.33% and 6.04%, respectively.
Our estimated gross portfolio yield and annualized distribution rate to shareholders do not represent actual investment returns to shareholders. Our gross annual portfolio yield and distribution rate to shareholders are subject to change and in the future may be greater or less than the rates set forth above. See the sections entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and in our other periodic reports filed with the SEC for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
The following table presents certain selected information regarding our Direct Originations as of March 31, 2025 and December 31, 2024:

Characteristics of All Direct Originations held in Portfolio	March 31, 2025	December 31, 2024
Number of Portfolio Companies	43	40
% of Investments on Non-Accrual (based on fair value)	0.4%	0.5%
Total Cost of Direct Originations	$1,086,781	$1,001,354
Total Fair Value of Direct Originations	$1,064,765	$953,612
% of Total Investments, at Fair Value	58.3%	51.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	9.0%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	9.9%	9.7%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,064,765	58%	$953,612	52%
Broadly Syndicated/Other	762,796	42%	889,025	48%
Total	$1,827,561	100%	$1,842,637	100%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,629,439	89%	1,687,410	92%
3	155,330	9%	42,047	2%
4	42,038	2%	104,898	6%
5	754	0%	8,282	0%
Total	$1,827,561	100%	$1,842,637	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues
Our investment income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$41,221	85%	$62,840	91%
Paid-in-kind interest income	3,245	7%	1,648	2%
Fee income	1,382	3%	412	1%
Dividend income	2,690	5%	4,350	6%
Total investment income(1)	$48,538	100%	$69,250	100%
_____________________________
(1)     Such revenues represent $42,671 and $65,441 of cash income earned as well as $5,867 and $3,809 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The decrease in the amount of interest income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to one time interest received on certain preferred equity positions during the three months ended March 31, 2024. Preferred equity positions may be treated as debt for GAAP or tax purposes. The increase in the amount of PIK income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to acquisition of certain investments earning PIK income.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in the amount of fee income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the increase in miscellaneous fees during the period.
The decrease in the amount of dividend income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the decrease in dividends paid with respect to our investments in certain common equities.

Expenses
Our operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Management fees	$8,870	$9,112
Administrative services expenses	1,253	1,535
Share transfer agent fees	793	919
Accounting and administrative fees	178	125
Interest expense	9,081	9,084
Trustees' fees	164	164
Expenses associated with our independent audit and related fees	129	140
Legal fees	315	221
Printing fees	203	280
Other	426	457
Total operating expenses	21,412	22,037
Federal and state taxes	3	793
Total net expenses, including federal and state taxes	$21,415	$22,830
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2025 and 2024 (not annualized):

	Three Months Ended March 31,
	2025	2024
Ratio of operating expenses and federal and state taxes to average net assets	1.41%	1.45%
Ratio of interest expense and federal and state taxes to average net assets	(0.60)%	(0.63)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.81%	0.82%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as SOFR, leverage utilization rates and the terms of our financing arrangements, among other factors.
Net Investment Income
Our net investment income totaled $27,123 ($0.06 per share) and $46,420 ($0.10 per share) for the three months ended March 31, 2025 and 2024, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency and swap contracts for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on investments(1)	$(9,047)	$4,190
Net change in realized gain (loss) on foreign currency	(24)	—
Net realized gain (loss) on swap contracts	409	2,327
Total net realized gain (loss)	$(8,662)	$6,517
_________________________
(1)    We sold investments and received principal repayments, other than short-term investments and U.S. government obligations, of $290,840 and $94,505, respectively, during the three months ended March 31, 2025 and $68,747 and $63,370, respectively, during the three months ended March 31, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$16,107	$(35,013)
Net change in unrealized appreciation (depreciation) on swap contracts	(260)	196
Net change in unrealized appreciation (depreciation) on foreign currency	—	(9)
Net change in unrealized appreciation (depreciation) on forward foreign currency exchange contracts	123	—
Total net change in unrealized appreciation (depreciation)	$15,970	$(34,826)
During the three months ended March 31, 2025 and 2024, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our equity/other investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $34,431 ($0.08 per share) and $18,111 ($0.04 per share), respectively.
This “Results of Operations” section should be read in conjunction with “Expected Distributions” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $95,265 in cash and cash equivalents and foreign currency, which we held in custodial accounts and a money market fund, and $100,000 in borrowings available under our financing arrangement. As of March 31, 2025, we also had broadly syndicated investments that could be sold to create additional liquidity. As of March 31, 2025, we had eighteen senior secured loan investments with aggregate unfunded commitments of $87,572. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
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
Financing Arrangement
The following table presents a summary of information with respect to our outstanding financing arrangement as of March 31, 2025:

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

The following table reflects the cash distributions per share that we have declared on our common shares during the three months ended March 31, 2025 and 2024:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2024
March 31, 2024(1)	$0.0034	$1,549
Fiscal 2025
March 31, 2025(1)	$0.0068	$3,097
______________________
(1)    For the quarter ended December 31, 2024, the distribution amount per share was $0.0821, comprised of an initial distribution per share of $0.0753 declared in December 2024 and the remaining distribution per share of $0.0068 declared in January 2025, collectively representing an annualized distribution rate to shareholders of approximately 10.0%. For the quarter ended December 31, 2023, the distribution amount per share was $0.0643, comprised of an initial distribution per share of $0.0609 declared in December 2023 and the remaining distribution per share of $0.0034 declared in January 2024, collectively representing an annualized distribution rate to shareholders of approximately 7.5%.
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
Forward foreign currency exchange contracts typically will be valued at their quoted daily prices obtained from an independent third party. Futures contracts traded on exchanges typically will be valued daily at their last sale price. Swap contracts typically are valued at their daily prices obtained from an independent third party. The aggregate settlement values and notional amounts of the swap contracts are not recorded in the consolidated balance sheets. Fluctuations in the value of the swap contracts are recorded in the consolidated balance sheets as gross assets and gross liabilities and in the statements of operations as unrealized appreciation (depreciation) until closed, when they will be recorded as net realized gain (loss).
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the three months ended March 31, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, 82.6% of our portfolio investments (based on fair value) paid variable interest rates, 9.4% paid fixed interest rates, 4.9% were income producing equity/other investments and the remaining 3.1% consisted of non-income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of March 31, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(18,938)	$(4,000)	$(14,938)	(10.8)%
No change	—	—	—	—
Up 100 basis points	$11,006	$4,000	$7,006	5.1%
Up 300 basis points	$40,949	$12,000	$28,949	21.0%
Up 500 basis points	$70,893	$20,000	$50,893	36.8%
___________________
(1)     Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)     Assumes current debt outstanding as of March 31, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2025 and 2024, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
In addition, we may have risks regarding portfolio valuation and the potential inability of counterparties to meet the terms of their contracts. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.
2.1    Agreement and Plan of Reorganization dated as of April 22, 2025, among FS Specialty Lending Fund, New FS Specialty Lending Fund, and, for the limited purposes set forth therein, FS/EIG Advisor, LLC (Incorporated by reference to Exhibit 2.1 to FS Specialty Lending Fund's Current Report on Form 8-K filed on April 24, 2025.)
10.1*    ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of October 31, 2024, by and between FS Specialty Lending Fund and Nomura Global Financial Products Inc.
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
101.DEF*    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*    Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2025.

FS Specialty Lending Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)