Form 10-Q
period 2025-06-30
FS Specialty Lending Fund
filed 2025-08-14
CIK 1501729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The issuer had 75,917,730 common shares of beneficial interest outstanding as of August 1, 2025.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
FS Specialty Lending Fund
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$1,594,165 and $1,830,451, respectively)	$1,573,978	$1,790,694
Non-controlled/affiliated investments (amortized cost—$90,757 and $73,338, respectively)	72,700	51,943
Total investments, at fair value (amortized cost—$1,684,922 and $1,903,789, respectively)	1,646,678	1,842,637
Cash and cash equivalents	232,901	202,091
Restricted cash	2,599	36,945
Foreign currency, at fair value (cost—$350 and $0, respectively)	356	—
Receivable for investments sold and repaid	22,593	33,895
Interest receivable	16,096	14,383
Dividends receivable	1,417	330
Unrealized appreciation on swap contracts	—	70
Swap income receivable	—	773
Prepaid expenses and other assets	—	112
Total assets	$1,922,640	$2,131,236
Liabilities
Payable for investments purchased	$3,847	$82,699
Repurchase facility payable (net of deferred financing costs of $2,458 and $3,486, respectively)(1)	397,542	496,514
Unrealized depreciation on forward foreign currency exchange contracts	305	—
Swap income payable	45	528
Shareholder distributions payable	—	34,335
Management fees payable	8,662	8,672
Administrative services expense payable	819	346
Interest payable	1,236	1,365
Trustees' fees payable	161	164
Other accrued expenses and liabilities	4,988	3,157
Total liabilities	417,605	627,780
Commitments and contingencies(2)
Shareholders' equity
Preferred shares, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common shares, $0.001 par value, 700,000,000 shares authorized, 75,917,730 shares issued and outstanding(3)	76	76
Capital in excess of par value	3,129,954	3,129,954
Accumulated earnings (deficit)	(1,624,995)	(1,626,574)
Total shareholders' equity	1,505,035	1,503,456
Total liabilities and shareholders' equity	$1,922,640	$2,131,236
Net asset value per common share at period end(3)	$19.82	$19.80
_________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 10 for a discussion of the Company's commitments and contingencies.
(3)    See Notes 1 and 3 for a discussion of the Company’s reverse share split, which was completed on May 15, 2025. The outstanding shares and net asset value per common share reflect the reverse share split on a retroactive basis.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$43,258	$42,877	$83,466	$104,676
Paid-in-kind interest income	3,260	3,578	5,753	4,814
Fee income	653	1,233	2,035	1,645
Dividend income	1,339	690	3,911	5,040
From non-controlled/affiliated investments:
Interest income	2,129	872	3,142	1,032
Paid-in-kind interest income	379	421	1,131	773
Dividend income	—	—	118	—
From controlled/affiliated investments:
Interest income	—	615	—	1,496
Paid-in-kind interest income	—	—	—	60
Total investment income	51,018	50,286	99,556	119,536
Operating expenses
Management fees	8,662	8,965	17,532	18,077
Administrative services expenses	1,267	1,535	2,520	3,070
Share transfer agent fees	802	919	1,595	1,838
Accounting and administrative fees	156	179	334	304
Interest expense(1)	8,413	9,040	17,494	18,124
Trustees' fees	195	164	359	328
Listing advisory fees	1,570	—	1,570	—
Other general and administrative expenses	2,521	1,227	3,594	2,325
Total operating expenses	23,586	22,029	44,998	44,066
Less: Management fee offset(2)	—	(3)	—	(3)
Net expenses	23,586	22,026	44,998	44,063
Net investment income before taxes	27,432	28,260	54,558	75,473
Federal and state taxes	40	16	43	809
Net investment income	27,392	28,244	54,515	74,664
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated	(14,427)	67,848	(19,810)	71,967
Non-controlled/affiliated	90	—	(3,574)	71
Controlled/affiliated	—	(59,747)	—	(59,747)
Net change in realized gain (loss) on foreign currency	(63)	—	(87)	—
Net realized gain (loss) on swap contracts	(325)	3,900	84	6,227
Net realized gain (loss) on forward foreign currency exchange contracts	(1,046)	—	(1,046)	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated	7,869	(72,256)	19,570	(93,273)
Non-controlled/affiliated	(1,068)	(1,370)	3,338	(528)
Controlled/affiliated	—	74,830	—	59,992
Net change in unrealized appreciation (depreciation) on swap contracts	190	29	(70)	225
Net change in unrealized appreciation (depreciation) on foreign currency	26	(4)	26	(13)
Net change in unrealized appreciation (depreciation) on forward foreign currency exchange contracts	(428)	—	(305)	—
Total net realized and unrealized gain (loss)	(9,182)	13,230	(1,874)	(15,079)
Net increase (decrease) in net assets resulting from operations	$18,210	$41,474	$52,641	$59,585
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)(3)	$0.24	$0.55	$0.69	$0.78
Weighted average shares outstanding(3)	75,917,730	75,917,730	75,917,730	75,917,730
________________________
(1)    See Note 9 for a discussion of the Company's financing arrangements.
(2)    See Note 4 for a discussion of the offset by FS/EIG Advisor, LLC, the Company's investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.
(3)    See Notes 1 and 3 for a discussion of the Company’s reverse share split, which was completed on May 15, 2025. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the reverse share split on a retroactive basis.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operations
Net investment income	$27,392	$28,244	$54,515	$74,664
Net realized gain (loss) on investments, foreign currency, swap contracts and forward foreign currency exchange contracts	(15,771)	12,001	(24,433)	18,518
Net change in unrealized appreciation (depreciation) on investments	6,801	1,204	22,908	(33,809)
Net change in unrealized appreciation (depreciation) on swap contracts	190	29	(70)	225
Net change in unrealized appreciation (depreciation) on foreign currency	26	(4)	26	(13)
Net change in unrealized appreciation (depreciation) on forward foreign currency exchange contracts	(428)	—	(305)	—
Net increase (decrease) in net assets resulting from operations	18,210	41,474	52,641	59,585
Shareholder distributions(1)
Distributions from net investment income	(47,965)	(39,447)	(51,062)	(40,996)
Net decrease in net assets resulting from shareholder distributions	(47,965)	(39,447)	(51,062)	(40,996)
Total increase (decrease) in net assets	(29,755)	2,027	1,579	18,589
Net assets at beginning of period	1,534,790	1,578,617	1,503,456	1,562,055
Net assets at end of period	$1,505,035	$1,580,644	$1,505,035	$1,580,644
_________________________
(1)See Note 5 for a discussion of the sources of distributions paid by the Company.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$52,641	$59,585
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of long-term investments	(540,430)	(677,656)
Paid-in-kind interest	(6,884)	(5,647)
Proceeds from sales and repayments of long-term investments	748,680	520,160
Net proceeds from sales (purchases) of short-term investments	—	22,865
Net realized (gain) loss on investments	23,384	(12,291)
Net change in unrealized (appreciation) depreciation on investments	(22,908)	33,809
Net change in unrealized (appreciation) depreciation on swap contracts	70	(225)
Net change in unrealized (appreciation) depreciation on forward foreign currency exchange contracts	305	—
Accretion of discount	(5,883)	(4,549)
Amortization of deferred financing costs and discount	1,028	1,033
(Increase) decrease in receivable for investments sold and repaid	11,302	12,240
(Increase) decrease in interest receivable	(1,713)	(4,199)
(Increase) decrease in dividends receivable	(1,087)	13
(Increase) decrease in swap income receivable	773	(1,040)
(Increase) decrease in prepaid expenses and other assets	112	47
Increase (decrease) in payable for investments purchased	(78,852)	(11,745)
Increase (decrease) in swap income payable	(483)	299
Increase (decrease) in management fees payable	(10)	546
Increase (decrease) in administrative services expense payable	473	952
Increase (decrease) in interest payable	(129)	(292)
Increase (decrease) in trustees' fees payable	(3)	—
Increase (decrease) in other accrued expenses and liabilities	1,831	(646)
Net cash provided by (used in) operating activities	182,217	(66,741)
Cash flows from financing activities
Shareholder distributions paid	(85,397)	(68,736)
Repayments under repurchase facility	(100,000)	—
Net cash provided by (used in) financing activities	(185,397)	(68,736)
Total increase (decrease) in cash and cash equivalents, restricted cash and foreign currency	(3,180)	(135,477)
Cash and cash equivalents and restricted cash at beginning of period	239,036	492,758
Cash and cash equivalents, restricted cash and foreign currency at end of period(1)	$235,856	$357,281
Supplemental disclosure
Non-cash purchases of investments	$(78,480)	$(71,247)
Non-cash sales of investments	$78,480	$71,247
Federal and state taxes paid	$861	$1,261
Interest paid	$16,595	$17,383
_________________________
(1)    As of June 30, 2025 and 2024, the company held cash and cash equivalents and foreign currency of $233,257 and $316,020, respectively, and restricted cash of $2,599 and $41,261, respectively. Restricted cash is the cash collateral required to be posted pursuant to the Company’s derivative contracts.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—90.1%
Accupac, LLC	(p)	Pharmaceuticals, Biotechnology & Life Sciences	S+700 (S+700 Max PIK)	2.0%	12/31/29	$45,340	$44,447	$44,603
Accupac, LLC	(e)(p)	Pharmaceuticals, Biotechnology & Life Sciences	S+700 (S+700 Max PIK)	2.0%	12/31/29	3,134	3,134	3,083
Alegeus Technologies Holdings Corp.	(f)(p)	Health Care Equipment & Services	S+675	1.0%	11/5/29	29,775	29,132	29,105
All Day AcquisitionCo, LLC	(p)	Consumer Services	S+650	1.5%	4/30/30	31,557	30,906	30,966
All Day AcquisitionCo, LLC	(e)(p)	Consumer Services	S+650	1.5%	4/30/30	3,443	3,443	3,378
American Auto Auction Group, LLC		Commercial & Professional Services	S+450		5/28/32	22,943	22,772	23,082
Ansira Partners, Inc.	(f)(p)	Media & Entertainment	S+675	1.5%	7/1/29	35,538	34,672	33,095
Ansira Partners, Inc.	(e)(p)	Media & Entertainment	S+675	1.5%	7/1/29	3,927	3,927	3,657
Applied Technical Services, LLC	(p)	Commercial & Professional Services	S+525	0.8%	4/8/31	21,493	21,377	21,278
Applied Technical Services, LLC	(e)(p)	Commercial & Professional Services	S+525	0.8%	4/8/31	3,507	3,502	3,472
APTIM Corp.	(f)	Commercial & Professional Services	S+750		5/23/29	27,500	27,500	27,156
Archer Acquisition, LLC	(f)(p)	Equity Real Estate Investment Trusts (REITs)	S+500	1.0%	10/6/29	19,212	19,033	19,044
Array Midco, Corp.	(f)(j)(p)	Commercial & Professional Services	S+650	3.0%	12/31/29	29,265	28,679	28,241
Array Midco, Corp.	(e)(j)(p)	Commercial & Professional Services	S+650	3.0%	12/31/29	3,359	3,359	3,241
Brock Holdings III, LLC	(f)(j)	Capital Goods	S+575	0.5%	5/2/30	8,436	8,291	8,078
CCS Acquisition, LLC	(f)(p)	Health Care Equipment & Services	S+550	1.0%	12/30/30	31,350	30,849	31,037
CCS Acquisition, LLC	(e)(p)	Health Care Equipment & Services	S+550	1.0%	12/30/30	8,571	8,571	8,486
CF Exedra Bidco Ltd.	(j)(p)	Consumer Services	SA+550		2/19/31	£18,800	24,102	25,795
Chinos Intermediate 2, LLC		Consumer Discretionary Distribution & Retail	S+600		9/17/31	$15,960	15,701	14,292
CircusTrix Holdings, LLC	(p)	Consumer Services	S+650	1.0%	7/18/28	4,988	4,892	5,087
CircusTrix Holdings, LLC	(f)(p)	Consumer Services	S+650	1.0%	7/18/28	23,267	23,167	23,733
CircusTrix Holdings, LLC	(e)(p)	Consumer Services	S+650	1.0%	7/18/28	6,344	6,349	6,458
Claros Mortgage Trust, Inc.	(j)	Financial Services	S+450	0.5%	8/9/26	9,947	9,350	9,655
Cop Village Green Acquisitions, Inc.	(p)	Real Estate Management & Development	S+475	1.0%	9/25/30	12,643	12,417	12,643
Cop Village Green Acquisitions, Inc.	(e)(p)	Real Estate Management & Development	S+475	1.0%	9/25/30	9,762	9,761	9,761
CPM Holdings, Inc.	(f)	Capital Goods	S+450	0.5%	9/28/28	24,625	24,682	24,154
Delivery Hero Finco LLC	(j)	Consumer Services	S+500	0.5%	12/12/29	24,688	24,623	24,958
Digicel International Finance Ltd.	(f)	Telecommunication Services	S+525, 2.3% PIK (2.3% Max PIK)	0.5%	5/25/27	20,422	19,913	20,419
Electrical Components International, Inc.	(f)(p)	Capital Goods	S+650	2.0%	5/10/29	46,926	46,145	47,395
Electrical Components International, Inc.	(e)(p)	Capital Goods	S+650	2.0%	5/10/29	2,600	2,600	2,626
First Brands Group, LLC		Automobiles & Components	S+500	1.0%	3/30/27	14,626	13,336	13,748
First Brands Group, LLC	(f)	Automobiles & Components	S+500	1.0%	3/30/27	13,576	13,517	12,864
Future Pak, LLC	(p)	Materials	S+600	2.0%	3/21/30	31,360	30,767	30,772
Gen4 Dental Partners Opco, LLC	(f)(p)	Health Care Equipment & Services	S+550	1.0%	5/13/30	23,336	22,872	21,965
Gen4 Dental Partners Opco, LLC	(e)(p)	Health Care Equipment & Services	S+550	1.0%	5/13/30	7,857	7,826	7,396
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
HMN Acquirer Corp.	(p)	Media & Entertainment	S+475	1.0%	11/5/31	$15,662	$15,467	$15,486
HMN Acquirer Corp.	(e)(p)	Media & Entertainment	S+475	1.0%	11/5/31	9,259	9,259	9,155
IXS Holdings, Inc.	(o)	Materials	S+425	0.8%	3/5/27	23,689	23,186	23,135
LABL, Inc.	(f)	Commercial & Professional Services	S+500	0.5%	10/30/28	24,484	23,949	22,142
LaserShip, Inc.		Transportation	S+625	0.8%	1/2/29	24,792	24,981	24,582
LR Orion Bidco Ltd.	(j)(p)	Software & Services	S+550		11/22/31	36,290	36,554	36,699
LR Orion Bidco Ltd.	(e)(j)(p)	Software & Services	SA+300		5/22/31	£3,468	4,343	4,343
LR Orion Bidco Ltd.	(e)(j)(p)	Software & Services	S+550		11/22/31	$4,839	4,875	4,893
LSCS Holdings, Inc.		Health Care Equipment & Services	S+450		3/4/32	11,596	11,540	11,400
LTC Consulting Services, LLC	(p)	Health Care Equipment & Services	S+475	1.0%	5/1/31	23,485	23,241	23,279
LTC Consulting Services, LLC	(e)(p)	Health Care Equipment & Services	S+475	1.0%	5/1/31	1,515	1,515	1,502
M2S Group Intermediate Holdings, Inc.		Materials	S+475	0.5%	8/25/31	28,621	26,788	27,780
Magnera Corp.	(j)	Materials	S+425		11/4/31	9,950	9,892	9,788
Mannington Mills, Inc.		Capital Goods	S+475		3/25/32	42,678	42,267	42,091
Management Health Systems, LLC	(p)	Health Care Equipment & Services	S+625	1.0%	12/31/27	26,500	26,248	26,235
NES Hercules Class B Member, LLC	(p)	Energy	S+178		1/31/28	23,361	22,042	21,843
New WPCC Parent, LLC	(f)(p)(t)	Health Care Equipment & Services	S+950	2.0%	5/9/30	6,429	6,429	6,429
Olibre Borrower, LLC	(p)	Consumer Durables & Apparel	S+575	1.0%	1/3/30	39,800	39,077	39,054
OmniMax International, LLC	(p)	Capital Goods	S+575	1.0%	12/6/30	39,900	39,262	39,202
Onbe, Inc.	(f)(p)	Financial Services	S+550	1.0%	7/25/31	37,810	37,130	37,101
Plainfield Renewable Energy Holdings LLC	(l)(n)(p)	Energy	6.0%, 9.5% PIK (9.5% Max PIK)		8/22/25	16,599	11,238	4,020
Plainfield Renewable Energy Holdings LLC	(l)(n)(p)	Energy	10.0% PIK (10.0% Max PIK)		8/22/25	4,880	3,827	—
Plainfield Renewable Energy Holdings LLC, Letter of Credit	(e)(p)	Energy	10.0%		8/22/25	2,344	2,344	—
Pretium PKG Holdings, Inc.	(f)	Materials	S+375, 1.3% PIK (1.3% Max PIK)	1.0%	10/2/28	33,177	32,780	33,194
Project Granite Buyer, Inc.	(f)(p)	Insurance	S+575	0.8%	12/31/31	15,970	15,600	15,670
Project Granite Buyer, Inc.	(e)(p)	Insurance	S+575	0.8%	12/31/31	1,480	1,480	1,452
Project Granite Buyer, Inc.	(e)(p)	Insurance	S+575	0.8%	12/31/30	2,470	2,470	2,427
RealTruck Group, Inc	(f)	Automobiles & Components	S+375	0.8%	1/31/28	24,564	23,972	22,080
Recovery Solutions Parent, LLC	(p)(t)	Health Care Equipment & Services	S+750 (S+750 Max PIK)	2.0%	1/27/30	9,478	9,478	9,478
Revlon Intermediate Holdings IV LLC	(f)	Household & Personal Products	S+688	1.0%	5/2/28	15,000	15,030	14,728
RPC TopCo Inc.	(p)	Consumer Durables & Apparel	S+475	1.0%	8/30/31	21,199	20,864	20,960
RPC TopCo Inc.	(e)(p)	Consumer Durables & Apparel	S+475	1.0%	8/30/31	3,030	3,030	2,996
Speedway Buyer, Inc.	(f)(p)	Commercial & Professional Services	S+525	0.8%	1/27/32	21,370	21,777	21,264
Speedway Buyer, Inc.	(p)	Commercial & Professional Services	S+525	0.8%	1/27/32	689	680	686
Speedway Buyer, Inc.	(e)(p)	Commercial & Professional Services	S+525	0.8%	1/27/32	5,055	5,055	5,030
Stryten Energy Resources LLC	(p)	Capital Goods	S+550	1.0%	12/18/29	32,588	31,977	31,976
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Titan Purchaser, Inc.		Materials	S+600	1.0%	3/1/30	$12,829	$12,743	$12,877
TKC Holdings, Inc.	(f)	Consumer Staples Distribution & Retail	S+500	1.0%	5/15/28	23,968	23,206	24,048
Trimlight Inc.	(p)	Consumer Discretionary Distribution & Retail	S+600	1.5%	5/6/30	26,842	26,185	26,272
Trimlight Inc.	(e)(p)	Consumer Discretionary Distribution & Retail	S+600	1.5%	5/6/30	3,158	3,158	3,091
TruGreen, LP	(f)	Commercial & Professional Services	S+400	0.8%	11/2/27	24,525	23,598	23,330
United Natural Foods, Inc.	(f)(j)	Consumer Staples Distribution & Retail	S+475		5/1/31	2,524	2,480	2,550
Weber-Stephen Products LLC	(f)	Consumer Durables & Apparel	S+325	0.8%	10/30/27	25,870	24,255	25,733
WildBrain Ltd.	(f)(j)(p)	Media & Entertainment	S+600	1.0%	7/23/29	31,012	30,486	30,741
WildBrain Ltd.	(j)(p)	Media & Entertainment	S+600	1.0%	7/23/29	675	609	669
WildBrain Ltd.	(e)(j)(p)	Media & Entertainment	S+600	1.0%	7/23/29	2,699	2,699	2,675
WMK, LLC	(f)(p)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	31,632	30,832	30,801
WMK, LLC	(e)(p)	Consumer Discretionary Distribution & Retail	S+650	3.0%	1/25/28	2,333	2,333	2,272
Wok Holdings, Inc.		Consumer Services	S+625		9/3/29	22,321	21,496	19,635
Total Senior Secured Loans—First Lien							1,469,341	1,451,517
Unfunded Loan Commitments							(95,033)	(95,033)
Net Senior Secured Loans—First Lien							1,374,308	1,356,484

Senior Secured Loans—Second Lien—3.4%
MBS Services Holdings, LLC	(p)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/20/30	34,420	33,571	30,892
Tenrgys, LLC	(f)(p)	Energy	S+750 (S+950 Max PIK)	1.0%	3/17/27	20,537	20,537	19,587
Total Senior Secured Loans—Second Lien							54,108	50,479

Senior Secured Bonds—4.2%
Full House Resorts, Inc.	(f)(g)	Consumer Services	8.3%		2/15/28	25,742	24,059	25,031
Guitar Center, Inc.	(f)(g)	Consumer Discretionary Distribution & Retail	8.5%		1/15/26	23,568	22,833	18,977
ST EIP Holdings, Inc.	(f)(p)	Energy	6.3%		1/10/30	10,026	9,711	9,212
Universal Entertainment Corp.	(g)(j)	Consumer Durables & Apparel	9.9%		8/1/29	9,625	9,545	9,414
Total Senior Secured Bonds							66,148	62,634

Unsecured Debt—2.7%
Leia Acquisition Ltd. (fka AirSwift Holdings, Ltd.)	(p)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		7/1/29	385	385	385
Pioneer Midco, LLC	(f)(p)	Consumer Services	11.6% PIK (11.6% Max PIK)		11/18/30	40,647	40,662	40,850
Total Unsecured Debt							41,047	41,235
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Asset Based Finance—2.8%
Bridge Street CLO IV Ltd., Subordinated Notes	(g)(j)(p)(q)(t)	Financial Services	16.7%		4/20/37	$23,700	$23,583	$18,438
Bridge Street CLO V Ltd., Subordinated Notes	(g)(j)(p)(q)(t)	Financial Services	18.2%		4/20/38	19,500	17,531	18,318
Bridge Street Warehouse CLO VI Ltd.	(j)(p)(r)(t)	Financial Services	6.2%		8/1/25	5,000	5,155	5,155
Total Asset Based Finance							46,269	41,911

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares/Units	Cost	Fair Value(d)
Equity/Other—6.2%(k)
Diversified Energy Company, PLC, Common Equity	(m)(p)(s)	Energy				3,682,450	44,005	55,016
Global Jet Capital Holdings, LP, Preferred Equity	(n)(p)	Commercial & Professional Services				17,183	9,806	7,968
Harvest Oil & Gas Corp., Common Equity	(n)(t)	Energy				135,062	14,418	389
MBS Services Holdings, LLC, A-3 Units	(m)(n)(p)	Commercial & Professional Services				522,382	522	131
New WPCC Parent, LLC, Common Equity	(f)(n)(p)(t)	Health Care Equipment & Services				250,464	—	—
New WPCC Parent, LLC, Preferred Equity	(p)(t)	Health Care Equipment & Services	13.0% PIK (13.0% Max PIK)			3,165	2,463	2,440
Recovery Solutions Parent, LLC, Common Equity	(n)(p)(t)	Health Care Equipment & Services				519,979	11,700	12,053
Telpico, LLC, Common Equity	(m)(n)(p)(t)	Energy				50	—	—
Tenrgys, LLC, Common Equity	(m)(n)(p)	Energy				50	7,571	133
USA Compression Partners, LP, Preferred Equity	(f)(j)(p)	Energy	9.8%		4/3/28	12,694	12,557	15,805
Total Equity/Other							103,042	93,935
TOTAL INVESTMENTS—109.4%							$1,684,922	1,646,678
Cash and Cash Equivalents and Foreign Currency—15.5%	(h)							233,257
Liabilities in Excess of Other Assets—(24.9%)	(i)							(374,900)
NET ASSETS—100.0%								$1,505,035

Forward Foreign Currency Exchange Contracts

Counterparty	Contract Settlement Date	Currency and Amount to be Received		Currency and Amount to be Delivered		Unrealized Appreciation	Unrealized Depreciation
Nomura Global Financial Products Inc.	7/29/25	USD	25,524	GBP	18,600	$—	$305
__________________
USD - U.S. Dollar.
GBP - Pound Sterling.
(a)    Security may be an obligation of one or more entities affiliated with the named company.
(b)    Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2025, the three-month Sterling Overnight Index Average, or SONIA, or SA was 4.10%, the one-month and three-month Secured Overnight Financing Rate, or SOFR, or S, was 4.32% and 4.29%, respectively, and the Overnight Bank Funding Rate, or OBFR, was 4.33%. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and basis point spread. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

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
(g)    Exempt from registration under Rule 144A of the Securities Act of 1933, as amended. Such securities may be deemed liquid by the investment adviser and may be resold, normally to qualified institutional buyers in transactions exempt from registration. As of June 30, 2025, the total market value of Rule 144A securities amounted to $90,178, which represented approximately 6.0% of net assets.
(h)    Includes $23,507 held in Allspring Government Money Market Fund with a 7-day yield of 4.3% as of June 30, 2025.
(i)    Includes the effect of swap contracts and forward foreign currency exchange contracts.
(j)    The investment is not a qualifying asset under the Investment Company Act of 1940, as amended, or the 1940 Act. A business development company may not acquire any asset other than a qualifying asset, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s total assets. As of June 30, 2025, 86.6% of the Company’s total assets represented qualifying assets.
(k)    Listed investments may be treated as debt for U.S. generally accepted accounting principles, or GAAP, or tax purposes.
(l)    Security was on non-accrual status as of June 30, 2025.
(m)    Security held within FSEP Investments, Inc., a wholly-owned subsidiary of the Company.
(n)    Security is non-income producing.
(o)    Security or portion thereof unsettled as of June 30, 2025.
(p)    Security is classified as Level 3 in the Company’s fair value hierarchy (see Note 8).
(q)    Securities of a collateralized loan obligation (“CLO”) where an affiliate of the Company’s investment adviser serves as collateral manager and administrator (see Note 4). The fair value of the investment is inclusive of the present value of future senior management fee and subordinated management fee cash flows from the collateral manager and administrator of the CLOs to the Company. The stated rate on these securities represents the annualized yield as of June 30, 2025.
(r)    Security is a related party investment where an affiliate of the Company’s investment adviser serves as collateral manager and administrator (see Note 4). The stated rate on these securities represents the annualized yield as of June 30, 2025.
(s)    Restricted as to resale as of June 30, 2025 and will be registered during the third quarter of 2025. Total market value represents approximately 3.7% of net assets as of June 30, 2025.
See notes to unaudited consolidated financial statements.

FS Specialty Lending Fund
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in thousands, except share amounts)

(t)    Under the 1940 Act, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
New WPCC Parent, LLC	$—	$6,429	$—	$—	$—	$6,429	$131	$—	$—
Permian Production Holdings, LLC	2,879	57	(2,916)	62	(82)	—	135	20	—
Recovery Solutions Parent, LLC	—	9,501	(23)	—	—	9,478	287	208	—
Asset Based Finance
Bridge Street CLO IV Ltd., Subordinated Notes	20,679	—	(362)	—	(1,879)	18,438	1,829	—	—
Bridge Street Warehouse CLO V Ltd.	25,492	20,748	(46,240)	—	—	—	—	748	—
Bridge Street CLO V Ltd., Subordinated Notes	—	17,538	(7)	—	787	18,318	701	—	—
Bridge Street Warehouse CLO VI Ltd.	—	5,155	—	—	—	5,155	—	155	—
Equity/Other
Diversified Energy Company, PLC, Common Equity(4)	—	44,005	(44,005)	—	—	—	—	—	—
Diversified Energy Company, PLC, Common Equity(5)	—	5,420	(5,453)	33	—	—	—	—	118
GWP Midstream Holdco, LLC, Common Equity	2,518	—	(3,017)	(3,664)	4,163	—	—	—	—
Harvest Oil & Gas Corp., Common Equity	375	—	—	—	14	389	—	—	—
New WPCC Parent, LLC, Common Equity	—	—	—	—	—	—	—	—	—
New WPCC Parent, LLC, Preferred Equity	—	2,463	—	—	(23)	2,440	59	—	—
Permian Production Holdings, LLC, Common Equity	—	—	—	(5)	5	—	—	—	—
Recovery Solutions Parent, LLC, Common Equity	—	11,700	—	—	353	12,053	—	—	—
Telpico, LLC, Common Equity	—	—	—	—	—	—	—	—	—
	$51,943	$123,016	$(102,023)	$(3,574)	$3,338	$72,700	$3,142	$1,131	$118
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
(3)    Interest, PIK and dividend income presented for the six months ended June 30, 2025.
(4)    During the six months ended June 30, 2025, this investment was deemed to be an “affiliated person” of the Company. The Company held this investment as of June 30, 2025 but it was not deemed to be an “affiliated person” of the portfolio company. Transfers out have been presented at amortized cost and are deemed to have occurred at the beginning of the reporting period.
(5)    During the six months ended June 30, 2025, this investment was deemed to be an “affiliated person” of the Fund. 407,204 shares of this investment was sold during the six months ended June 30, 2025.

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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 1. Principal Business and Organization

FS Specialty Lending Fund, or the Company, was formed as a Delaware statutory trust under the Delaware Statutory Trust Act on September 16, 2010 and formally commenced investment operations on July 18, 2011. Prior to September 29, 2023, the Company’s name was FS Energy and Power Fund. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned financing subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds or expects to hold interests in certain portfolio companies. One of the wholly-owned financing subsidiaries is Sustainable Infrastructure Investments, LLC, or SIIJV, which prior to December 18, 2024, was a joint venture between the Company and Imperial Sustainable Infrastructure Investments, LLC. On December 18, 2024, the Company purchased Imperial Sustainable Infrastructure Investments, LLC’s remaining 12.5% interest in SIIJV and SIIJV became a wholly-owned subsidiary of the Company. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2025. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
The Company is managed by FS/EIG Advisor, LLC, or FS/EIG Advisor, pursuant to an investment advisory and administrative services agreement, dated as of April 9, 2018, or the FS/EIG investment advisory agreement. FS/EIG Advisor oversees the management of the Company’s operations and is responsible for making investment decisions with respect to the Company’s portfolio. FS/EIG Advisor is jointly operated by an affiliate of Franklin Square Holdings, L.P. (which does business as Future Standard) (formerly FS Investments) and EIG Asset Management, LLC, or EIG.
On April 22, 2025, the board of trustees determined to convert the Company from a BDC to a closed-end fund registered under the 1940 Act. To effectuate the conversion to a closed-end fund, the board of trustees approved the merger of the Company, or the Reorganization, with and into New FS Specialty Lending Fund, or the Successor Company, a newly organized Delaware statutory trust registered under the 1940 Act as a closed-end fund, pursuant to an Agreement and Plan of Reorganization, or the Reorganization Agreement, dated as of April 22, 2025, among the Company, the Successor Company, and, for the limited purposes set forth therein, FS/EIG Advisor. Completion of the Reorganization is subject to a number of conditions. Following the Reorganization, the Successor Company intends to change its name to FS Specialty Lending Fund and to seek to list its common shares on the New York Stock Exchange under the symbol “FSSL.” In advance of the anticipated listing, the board of trustees approved a reverse share split, which was completed on May 15, 2025. See Note 3 for additional information on the reverse share split.
A summary of the Company’s weighted average number of common shares outstanding and earnings per share after adjusting for the reverse share split is as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Weighted average number of common shares outstanding (as previously reported)	455,506,155	455,506,155
Weighted average number of common shares outstanding (as adjusted)	75,917,730	75,917,730
Net investment income per share (as previously reported)	$0.06	$0.16
Net investment income per share (as adjusted)	$0.37	$0.98
Earnings per share (as previously reported)	$0.09	$0.13
Earnings per share (as adjusted)	$0.55	$0.78
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated balance sheet and consolidated schedule of investments are derived from the Company's audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the unaudited consolidated financial statements were issued and filed with the Securities and Exchange Commission, or the SEC.
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
Capital Gains Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of such agreement). Such fee equals 20.0% of the Company’s “incentive fee capital gains,” which are the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees on capital gains. The Company will accrue for the incentive fee on capital gains, which, if earned, will be paid annually. The Company will accrue the incentive fee on capital gains based on net realized and unrealized gains; however, the fee payable to FS/EIG Advisor will be based on realized gains and no such fee will be payable with respect to unrealized gains unless and until such gains are actually realized. For the six months ended June 30, 2025 and 2024, the Company did not accrue any amount of capital gains incentive fee.
Subordinated Income Incentive Fee: Pursuant to the terms of the FS/EIG investment advisory agreement, FS/EIG Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the FS/EIG investment advisory agreement is calculated and payable quarterly in arrears and equals 20.0% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter subject to a hurdle rate, expressed as a rate of return on adjusted capital, equal to 1.625% per quarter, or an annualized hurdle rate of 6.5%. As a result, FS/EIG Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.625%. For purposes of this fee, “adjusted capital” means cumulative gross proceeds generated from sales of the Company’s common shares reduced for distributions from non-liquidating dispositions of the Company’s investments paid to shareholders. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, FS/EIG Advisor will be entitled to a “catch-up” fee equal to the amount of the Company’s pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.031%, or 8.125% annually, of adjusted capital. This “catch-up” feature will allow FS/EIG Advisor to recoup the fees foregone as a result of the existence of the hurdle rate. Thereafter, FS/EIG Advisor will be entitled to receive 20.0% of the Company’s pre-incentive fee net investment income. For the six months ended June 30, 2025 and 2024, the Company did not accrue any amount of subordinated incentive fee on income.
Reclassifications: Certain amounts in the unaudited consolidated financial statements for the six months ended June 30, 2024 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements for the six months ended June 30, 2025.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it earns such amounts. For the six months ended June 30, 2025 and 2024, the Company recognized no structuring or other upfront fee revenue.
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
Note 3. Share Transactions
There were no capital transactions with respect to the Company's common shares during the six months ended June 30, 2025 and 2024.
On February 25, 2020, the Company received exemptive relief from the SEC permitting it to offer multiple classes of common shares. While the Company has no present intention to recommence a public offering of its common shares, the Company could do so in the future.
Reverse Share Split
On May 15, 2025, every six common shares of the Company were combined into one share, and each shareholder’s common shares were automatically converted into a number of common shares (and/or fractional common shares, as applicable) equal to the number of common shares of the Company held immediately prior to the reverse share split divided by six. As of May 15, 2025, the number of outstanding shares of the Company’s common shares was reduced from 455,506,155 to 75,917,730. The reverse share split did not modify the rights or preferences of the Company’s common shares. There was no change in the par value of $0.001 per share as a result of the reverse share split.

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
FS/EIG Advisor has received structuring or other upfront fees from portfolio companies in which FS/EIG Advisor has caused the Company to invest. FS/EIG Advisor has agreed to offset the amount of any structuring, upfront or certain other fees received by FS/EIG Advisor or its members against the management fees payable by the Company under the FS/EIG investment advisory agreement. FS/EIG Advisor does not expect to offset such fees in the future. During the six months ended June 30, 2025 and 2024, $0 and $3, respectively of structuring, upfront or certain other fees received by FS/EIG Advisor or its members were offset against management fees.
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
The Company reimburses FS/EIG Advisor for expenses necessary to perform services related to the Company’s administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and/or related expenses of certain personnel of Future Standard and EIG providing administrative services to the Company on behalf of FS/EIG Advisor, and for transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. The Company reimburses FS/EIG Advisor no less than quarterly for expenses necessary to perform services related to the Company’s administration and operations. The amount of this reimbursement is set at the lesser of (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that the Company estimates it would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to the Company based on factors such as time allocations and other reasonable metrics. The Company’s board of trustees reviews the methodology employed in determining how the expenses are allocated to the Company and assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party providers known to be available. In addition, the Company’s board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of trustees, among other things, compares the total amount paid to FS/EIG Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs. The Company does not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
FS/EIG Advisor Transaction
If the Reorganization occurs, concurrently with its closing, Future Standard will acquire EIG’s interest in FS/EIG Advisor, or the Adviser Transaction, FS/EIG Advisor will become an indirect wholly-owned subsidiary of Future Standard, and FS/EIG Advisor will be renamed FS Specialty Lending Advisor, LLC. The Future Standard Global Credit Team will assume full responsibility for providing investment advisory services and services related to the Successor Company's administration and operations following the completion of the Reorganization and the Adviser Transaction.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the FS/EIG investment advisory agreement during the three and six months ended June 30, 2025 and 2024:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2025	2024	2025	2024
FS/EIG Advisor	FS/EIG investment advisory agreement	Base Management Fee(1)	$8,662	$8,962	$17,532	$18,074
FS/EIG Advisor	FS/EIG investment advisory agreement	Administrative Services Expenses(2)	$1,267	$1,535	$2,520	$3,070
_________________________
(1)    During the six months ended June 30, 2025 and 2024, $17,542 and $17,258, respectively, in base management fees were paid to FS/EIG Advisor. The base management fee amount shown in the table above is shown net of $0 and $3 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the three months ended June 30, 2025 and 2024, respectively, and $0 and $3 in structuring, upfront or certain other fees received by FS/EIG Advisor or its members and offset against base management fees for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, $8,662 and $8,672, respectively, in base management fees were payable to FS/EIG Advisor.
(2)    During the six months ended June 30, 2025 and 2024, $1,429 and $1,373, respectively, of the accrued administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FS/EIG Advisor and the remainder related to other reimbursable expenses. The Company paid $1,712 and $1,949 in administrative services expenses to FS/EIG Advisor, or its affiliates, during the six months ended June 30, 2025 and 2024, respectively.
Potential Conflicts of Interest
The members of the senior management and investment teams of FS/EIG Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of FS/EIG Advisor serve and may serve in the future in similar or other capacities for the investment advisers to the other funds managed or advised by Future Standard or EIG, and may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with Future Standard or EIG. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s shareholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In addition, members of the senior management and investment teams and other employees of FS/EIG Advisor or its members or their respective affiliates may from time to time invest in portfolio companies in which the Company also invests. Subject to applicable law, the Company may periodically sell loans that it previously acquired after a short period of time to earn fees or other revenue, including from purchasers that do not participate in loan originations. FS/EIG Advisor or its affiliates may receive asset-based fees from purchasers that are advisory clients, resulting in a conflict of interest for FS/EIG Advisor. In some cases, FS/EIG Advisor (or an affiliate) will receive a fee from a third-party investor for making excess investment opportunities available, and such fee creates an incentive to recommend such opportunities to the Company and to allocate opportunities to such a third-party investor.
FS/EIG Advisor’s affiliates and its personnel are simultaneously providing investment advisory services to other affiliated entities. FS/EIG Advisor may determine that it is appropriate for the Company and one or more other investment accounts managed by FS/EIG Advisor’s affiliates to participate in an investment opportunity. To the extent the Company is able to make co-investments with investment accounts managed by FS/EIG Advisor or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. To mitigate these conflicts, FS/EIG Advisor will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction. As affiliates of Future Standard and EIG currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than to the Company.
Exemptive Relief
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In addition, the Company has received exemptive relief from the SEC permitting it to co-invest, subject to the satisfaction of certain conditions, in certain privately negotiated investment transactions with certain affiliates. This exemptive relief

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions (continued)
includes: an order dated June 4, 2013, that permits certain follow-on and disposition transactions related to past co-investments with certain affiliates of the Company’s former investment adviser, including FS KKR Capital Corp.; an order dated April 10, 2018, that permits certain follow-on and disposition transactions related to past co-investments with certain EIG-advised funds; and an order dated November 13, 2024, that permits certain co-investments with certain affiliates of FS/EIG Advisor, including FS Credit Opportunities Corp. and FS Credit Income Fund, among others. On April 29, 2025, the SEC granted an exemptive order that supersedes the November 13, 2024 order. The new order similarly permits co-investments with certain affiliates but will simplify certain of the conditions under the current order and provide more flexibility than the current order.
Bridge Street CLO IV Ltd. and Bridge Street CLO V Ltd. (each, a CLO Issuer)
The collateral manager and administrator of each CLO Issuer, FS Structured Products Advisor, LLC, or FSSPA, is an affiliate of FS/EIG Advisor. In accordance with an agreement between FSSPA and the Company, as long as the Company owns more than 4.99% of the CLO Issuer’s equity, FSSPA will reimburse the Company on a quarterly basis in an amount equal to a portion of the compensation received by FSSPA from the CLO Issuer, equal to the Company's percentage ownership of the CLO Issuer's subordinated notes, for FSSPA's collateral management and collateral administrator services less certain administrative costs borne by FSSPA during the relevant quarter as defined in the expense reimbursement agreement.
On the respective CLO issuance dates, the respective CLO Issuer issued to the market various tranches of notes, or CLO Notes, including the issuance of subordinated notes to the Company in each case. Upon any refinancing of the CLO Notes issued by a CLO Issuer, the Company may acquire additional tranches of the refinanced CLO Notes.
The following table presents summary information with respect to the Company’s CLO issuances:

CLO Issuer	CLO Issuance Date	Total CLO Notes Issued	Subordinated Notes Issued to the Company
Bridge Street CLO IV Ltd.	April 26, 2024	$354,700	$23,700
Bridge Street CLO V Ltd.	April 3, 2025	$408,000	$19,500

Bridge Street Warehouse CLO VI Ltd.
Bridge Street Warehouse CLO VI Ltd., or Bridge Street Warehouse CLO VI, is a CLO Warehouse in which the Company contributes capital by subscribing for the preference shares issued by Bridge Street Warehouse CLO VI, which is accounted for as a financial instrument at fair value as of June 30, 2025. Bridge Street Warehouse CLO VI commenced operations on January 10, 2025 and was in the warehouse phase as of June 30, 2025. As of June 30, 2025, the Company contributed $5,000 to Bridge Street Warehouse CLO VI. The Company had an investment of $5,155 in Bridge Street Warehouse CLO VI, at fair value, as of June 30, 2025. Bridge Street Warehouse CLO VI financed the majority of its loan purchases using its warehouse financing facility. The amount of paid-in-kind interest income from the Bridge Street Warehouse CLO VI recorded on the Company’s unaudited consolidated statement of operations for the three and six months ended June 30, 2025 was approximately $140 and $155, respectively.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company declared on its common shares:

	Distribution
For the Three Months Ended	Per Share(2)	Amount
Fiscal 2024
March 31, 2024(1)	$0.0204	$1,549
June 30, 2024	0.5196	39,447
Total	$0.5400	$40,996
Fiscal 2025
March 31, 2025(1)	$0.0408	$3,097
June 30, 2025	0.6318	47,965
Total	$0.6726	$51,062
_________________________
(1)    For the quarter ended December 31, 2024, the distribution amount per share was $0.4926, comprised of an initial distribution per share of $0.4518 declared in December 2024 and the remaining distribution per share of $0.0408 declared in January 2025, collectively representing an annualized distribution rate to shareholders of approximately 10.0%. For the quarter ended December 31, 2023, the distribution amount per share was $0.3858, comprised of an initial distribution per share of $0.3654 declared in December 2023 and the remaining distribution per share of $0.0204 declared in January 2024, collectively representing an annualized distribution rate to shareholders of approximately 7.5%.
(2)    The amount of each per share distribution has been retroactively adjusted to reflect the reverse share split as discussed above in Notes 1 and 3.
Subject to applicable legal restrictions and the sole discretion of the Company's board of trustees, the Company expects to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. On July 21, 2025, the Company's board of trustees declared an enhanced cash distribution of $0.6195 per share for the second quarter of 2025, representing an annualized distribution rate to shareholders of 12.5% based on the estimated net asset value of $19.82 per share as of June 30, 2025. The enhanced distributions are expected to be paid quarterly and increase in subsequent years until the achievement of a long-term liquidity event, subject to a maximum cap of 15.0% of the Company’s then-current estimated net asset value beyond 2026. The Company expects a portion of the distributions may represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. There can be no assurance that the Company will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of trustees.
The Company may fund its cash distributions to shareholders from any sources of funds legally available to it, including proceeds from the sale of the Company’s common shares, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets, dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. The Company's distribution proceeds have exceeded and in the future are expected to exceed its earnings. Therefore, portions of the distributions that the Company has made represented, and may make in the future are expected to represent, a return of capital to shareholders, which lowers their tax basis in their common shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s shareholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company declared on its common shares during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income(1)	$51,062	100%	$40,996	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$51,062	100%	$40,996	100%
_________________________
(1)    During the six months ended June 30, 2025 and 2024, 87.2% and 91.2%, respectively, of the Company's gross investment income was attributable to cash income earned, 6.9% and 4.7%, respectively, was attributable to paid-in-kind, or PIK, interest and 5.9% and 4.1%, respectively, was attributable to non-cash accretion of discount.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term. As of June 30, 2025, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $66,884 and $1,517,837, respectively.
As of June 30, 2025 and December 31, 2024, for federal income tax purposes, the gross unrealized appreciation on the Company’s investments was $58,753 and $67,490, respectively, and the gross unrealized depreciation on the Company’s investments was $105,008 and $138,467, respectively.
The aggregate cost of the Company’s investments for federal income tax purposes totaled $1,692,933 and $1,913,645 as of June 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) of the Company's investments on a tax basis was $(46,255) and $(71,008) as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company had deferred tax assets of $147,638 and $150,870, respectively, particularly resulting from interest expense disallowance, net operating losses and capital losses of the Company's wholly-owned taxable subsidiaries. As of June 30, 2025 and December 31, 2024, the Company had no deferred tax liability. As of June 30, 2025 and December 31, 2024, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their deferred tax assets, therefore the deferred tax assets were offset by valuation allowances of $147,638 and $150,870, respectively.
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
Each forward foreign currency exchange contract is marked-to-market daily and the change in market value is recorded as unrealized appreciation (depreciation) in the unaudited consolidated balance sheets. When a contract is closed, a realized gain or loss is recorded in the unaudited consolidated statement of operations equal to the difference between the value at the time it was opened

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
and the value at the time it was closed. Non-deliverable forward foreign currency exchange contracts are settled with the counterparty in cash without the delivery of foreign currency. The use of forward foreign currency exchange contracts contains the risk that the value of a forward foreign currency exchange contract changes unfavorably due to movements in the value of the referenced foreign currencies. The average notional amount of forward foreign currency exchange contracts during the six months ended June 30, 2025, which are indicative of the volumes of these derivative types was $20,977.
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
The Nomura TRS was marked-to-market daily and the change in market value was recorded as unrealized appreciation or depreciation on swap contracts in the consolidated balance sheets. Pursuant to its terms, the Nomura TRS settled monthly and a realized gain or loss was recorded in the consolidated statements of operations equal to the difference between the value of the shares underlying the Nomura TRS at the time the swap was entered into or the previous settlement date and the value as of the then current settlement date, plus dividends received and less accrued interest. Any dividends received by Nomura as holder of the FSCO shares were paid to the Company. The Nomura TRS had a term of three years, but it could be terminated earlier in whole or in part following the occurrence of certain prescribed events agreed to between Nomura and the Company. The primary underlying risk exposure through the use of equity total return swaps was equity market risk. The Nomura TRS terminated on March 3, 2025.
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
The terms of the BNPP TRS include, among other things, (a) payment by BNPP to FSSL Finance BNPP TRS of all interest and fees (less applicable withholding taxes) on the underlying loans, (b) payment by FSSL Finance BNPP TRS to BNPP of (i) a financing fee on the outstanding notional amount of the TRS at a rate equal to USD-SOFR Compounded Index plus 1.65% per annum, and (ii) a utilization fee of 0.85% per annum on the difference between any lesser usage amount and a $100,000 minimum usage threshold, (c) upon the termination or repayment of any loan subject to the TRS, FSSL Finance BNPP TRS either will receive from BNPP the appreciation in the value of such loan or will pay to BNPP any depreciation in the value of such loan and (d) guarantee by the Company of all obligations of FSSL Finance BNPP TRS. The BNPP TRS terminated on June 4, 2025.
The monthly average notional amount of the Nomura TRS during the period January 1, 2025 through March 3, 2025 (termination date) and during the six months ended June 30, 2024 was $6,349 and $39,744, respectively. The monthly average notional amount of the BNPP TRS during the period January 1, 2025 through June 4, 2025 (termination date) and during the six months ended June 30, 2024 was $63,799 and $52,428, respectively.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 6. Financial Instruments (continued)
The following table presents the fair value of open derivative contracts (which are not considered to be hedging instruments for accounting purposes) as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Credit Risk
BNP Paribas total return swap	$—	$ —	$ 70(2)	$—
Foreign Currency Risk
Forward foreign currency exchange contracts	$—	$305(1)	$—	$—
______________
(1)    Reflected on the Company's unaudited consolidated balance sheets as: Unrealized depreciation on forward foreign currency exchange contracts.
(2)    Reflected on the Company's consolidated balance sheets as: Unrealized appreciation on swap contracts.
The effect of derivative contracts (which are not considered to be hedging instruments for accounting purposes) on the Company's statements of operations for the six months ended June 30, 2025 and 2024 were as follows:

	Net Realized Gains (Losses)		Net Change in Unrealized Appreciation (Depreciation)
	Six Months Ended June 30,		Six Months Ended June 30,
Instrument	2025	2024	2025	2024
Credit Risk
Nomura total return swap	$ 262(1)	$ 5,817(1)	$—	$—
BNP Paribas total return swap	$ (178)(1)	$ 410(1)	$ (70)(2)	$ 225(2)
Foreign Currency Risk
Forward foreign currency exchange contracts	$ (1,046)(3)	$—	$ (305)(4)	$—
______________
(1)    Reflected on the Company's unaudited consolidated statements of operations as: Net realized gain (loss) on swap contracts.
(2)    Reflected on the Company's unaudited consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on swap contracts.
(3) Reflected on the Company's unaudited consolidated statements of operations as: Net realized gain (loss) on forward foreign currency exchange contracts.
(4)    Reflected on the Company's unaudited consolidated statements of operations as: Net change in unrealized appreciation (depreciation) on forward foreign currency exchange contracts.
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
The following table presents the Company’s derivative assets and liabilities by counterparty, net of amounts available for offset under a master netting agreement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
Nomura	—	$(305)	$(305)	—	—	$(305)

	As of December 31, 2024
Counterparty	Derivative Assets	Derivative Liabilities	Net Value of Derivatives	Non-Cash Collateral (Received) Pledged(1)	Cash Collateral (Received) Pledged(1)	Net Amount of Derivative Assets (Liabilities)(2)
BNP Paribas	$ 70	—	$70	—	—	$70
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,374,308	$1,356,484	82%	$1,456,889	$1,445,351	78%
Senior Secured Loans—Second Lien	54,108	50,479	3%	51,604	49,191	3%
Senior Secured Bonds	66,148	62,634	4%	104,296	103,726	6%
Unsecured Debt	41,047	41,235	2%	38,785	38,962	2%
Asset Based Finance	46,269	41,911	3%	49,437	46,171	2%
Equity/Other	103,042	93,935	6%	202,778	159,236	9%
Total	$1,684,922	$1,646,678	100%	$1,903,789	$1,842,637	100%
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
As of June 30, 2025, the Company held investments in seven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. For additional information with respect to such portfolio companies, see footnote (t) to the unaudited consolidated schedule of investments as of June 30, 2025 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans or bonds that are in the form of lines of credit or revolving credit facilities, or other investments, pursuant to which the Company may be required to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2025, the Company had 22 senior secured loan investments with aggregate unfunded commitments of $95,033. As of December 31, 2024, the Company had 20 senior secured loan investments with aggregate unfunded commitments of $92,715. The Company maintains sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments should the need arise.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 7. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Commercial & Professional Services	$206,382	13%	$201,499	11%
Consumer Services	196,099	12%	187,756	10%
Capital Goods	192,922	12%	160,441	9%
Health Care Equipment & Services	172,893	10%	184,439	10%
Materials	137,546	8%	123,577	7%
Energy	123,661	8%	265,867	14%
Consumer Durables & Apparel	95,127	6%	83,025	4%
Consumer Discretionary Distribution & Retail	90,214	5%	79,781	4%
Financial Services	88,667	5%	83,459	5%
Media & Entertainment	79,593	5%	94,236	5%
Automobiles & Components	48,692	3%	47,215	3%
Pharmaceuticals, Biotechnology & Life Sciences	44,552	3%	40,822	2%
Software & Services	36,717	2%	57,658	3%
Consumer Staples Distribution & Retail	26,598	2%	45,789	2%
Transportation	24,582	1%	30,971	2%
Telecommunication Services	20,419	1%	39,406	2%
Equity Real Estate Investment Trusts (REITs)	19,044	1%	19,115	1%
Insurance	15,599	1%	34,569	2%
Household & Personal Products	14,728	1%	50,559	3%
Real Estate Management & Development	12,643	1%	12,453	1%
Total	$1,646,678	100%	$1,842,637	100%

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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
As of June 30, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	June 30, 2025 (Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	571,310	879,043
Level 3—Significant unobservable inputs	1,075,368	963,594
Total	$1,646,678	$1,842,637
In addition, the Company had forward foreign currency exchange contracts as of June 30, 2025 and equity total return swaps as of December 31, 2024, which were categorized as Level 2 in the fair value hierarchy.
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the six months ended June 30, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$634,469	$49,191	$35,940	$38,962	$46,171	$158,861	$963,594
Accretion of discount (amortization of premium)	2,260	80	980	—	—	38	3,358
Net realized gain (loss)	(5,330)	—	(8,159)	(31)	—	(21,475)	(34,995)
Net change in unrealized appreciation (depreciation)	12,389	(1,216)	889	11	(1,092)	48,464	59,445
Purchases	323,823	—	—	—	42,538	63,588	429,949
Paid-in-kind interest	860	2,424	—	2,294	903	—	6,481
Sales and repayments	(129,486)	—	(20,438)	(1)	(46,609)	(141,887)	(338,421)
Transfers into Level 3(1)	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	(14,043)	(14,043)
Fair value at end of period	$838,985	$50,479	$9,212	$41,235	$41,911	$93,546	$1,075,368
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(1,595)	$(1,216)	$889	$11	$(1,092)	$9,627	$6,624

	For the Six Months Ended June 30, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Senior Secured Bonds	Unsecured Debt	Asset Based Finance	Sustainable Infrastructure Investments, LLC	Equity/Other(2)	Total
Fair value at beginning of period	$237,307	$54,424	$9,874	$—	$—	$39,427	$498,448	$839,480
Accretion of discount (amortization of premium)	672	134	28	—	—	—	119	953
Net realized gain (loss)	(49,961)	(12)	4	—	—	—	48,058	(1,911)
Net change in unrealized appreciation (depreciation)	44,839	162	(5,193)	220	(2,053)	5,200	(76,446)	(33,271)
Purchases	101,101	26,540	30,745	35,167	45,711	—	2,031	241,295
Paid-in-kind interest	2,544	2,097	—	—	729	—	—	5,370
Sales and repayments	(86,495)	(2,000)	(109)	—	(22,821)	—	(264,182)	(375,607)
Transfers into Level 3(1)	—	—	—	—	—	—	271	271
Transfers out of Level 3(1)	—	—	—	—	—	—	(271)	(271)
Fair value at end of period	$250,007	$81,345	$35,349	$35,387	$21,566	$44,627	$208,028	$676,309
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(2,779)	$162	$(5,193)	$220	$(2,053)	$5,200	$(80,018)	$(84,461)
______________
(1)    Transfers into and out of Level 3 are deemed to have occurred as a result of, among other factors, changes in liquidity, the depth and consistency of prices from third-party pricing services and the existence of observable trades in the market. Transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period. For the six months ended June 30, 2025 and 2024, transfers into or out of Level 3 were due to increased or decreased price transparency.
(2)    The Company determined to reclassify investments in the schedule of investments from preferred equity to equity/other. Preferred equity amounts for the six months ended June 30, 2024 have been reclassified to equity/other to conform to the classifications used to prepare the reconciliation for the six months ended June 30, 2025.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at June 30, 2025 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$788,964	Market Comparables	Market Yield (%)	6.4%-13.1%	9.6%
			EBITDA Multiples (x)	2.4x-6.9x	5.6x
	50,021	Other(2)
Senior Secured Loans—Second Lien	50,479	Market Comparables	Market Yield (%)	14.1%-17.7%	16.1%
Senior Secured Bonds	9,212	Market Comparables	Market Yield (%)	8.3%-8.8%	8.6%
Unsecured Debt	40,850	Market Comparables	Market Yield (%)	11.0%-11.5%	11.3%
	385	Cost
Asset Based Finance	36,756	Discounted Cash Flow	Discount Rate (%)	15.3%-17.9%	16.6%
	5,155	Income(3)	Excess Spread(3)	1.9%-1.9%	1.9%
Equity/Other	38,530	Market Comparables	Market Yield (%)	14.1%-15.1%	14.6%
			EBITDA Multiples (x)	1.7x-10.3x	6.3x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	55,016	Other(4)	Discount for Lack of Marketability (%)	1.5%-2.0%	1.8%
Total	$1,075,368

Type of Investment	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$387,753	Market Comparables	Market Yield (%)	7.9%-13.9%	10.1%
			EBITDA Multiples (x)	2.4x-3.0x	2.7x
	179,141	Cost	Discount Rate (%)
	67,575	Other(2)
Senior Secured Loans—Second Lien	49,191	Market Comparables	Market Yield (%)	12.4%-17.0%	15.0%
Senior Secured Bonds	35,940	Market Comparables	Market Yield (%)	8.5%-12.1%	10.8%
Unsecured Debt	38,563	Market Comparables	Market Yield (%)	11.2%-11.7%	11.4%
	399	Cost
Asset Based Finance	20,679	Discounted Cash Flow	Discount Rate (%)	17.3%-18.3%	17.8%
	25,492	Income(3)	Excess Spread(3)	1.8%-1.8%	1.8%
Equity/Other	85,970	Market Comparables	Market Yield (%)	13.3%-14.3%	13.8%
			EBITDA Multiples (x)	2.6x-9.5x	5.6x
			Production Multiples (MMcfe/d)	$3,050.0-$3,450.0	$3,250.0
			Proved Reserves Multiples (Bcfe)	0.7x-0.8x	0.8x
			PV-10 Multiples (x)	1.7x-1.9x	1.8x
			Net Aircraft Book Value Multiple (x)	1.0x-1.1x	1.0x
	36,580	Discounted Cash Flow	Discount Rate (%)	8.0%-12.0%	10.0%
	36,311	Other(5)	Discount for Lack of Marketability (%)	8.5%-52.5%	31.0%
Total	$963,594
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
(4)    Fair valued based on the market price of the security with a discount for lack of marketability until the shares are registered.
(5)    Fair valued based on expected outcome of proposed corporate transactions. This valuation technique also includes a discount for lack of marketability.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangement

The following tables present a summary of information with respect to the Company’s outstanding financing arrangement as of June 30, 2025 and December 31, 2024. For additional information regarding the financing arrangement, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. Any significant changes to the Company’s financing arrangement during the six months ended June 30, 2025 are discussed below.

	As of June 30, 2025 (Unaudited)
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date(3)
Barclays Facility	Repurchase	Term SOFR+3.00%	$400,000	$100,000	September 6, 2026

	As of December 31, 2024
Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date
Barclays Facility	Repurchase	Term SOFR+3.00%	$500,000	$—	September 6, 2026
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
(3)    On August 12, 2025, the Company and Barclays entered into an amendment to the Barclays Facility to extend the maturity date to August 12, 2028.

For the six months ended June 30, 2025 and 2024, the components of total interest expense for the Company's financing arrangement was as follows:

	Six Months Ended June 30,
	2025			2024
Arrangement(1)	Direct Interest Expense(2)	Amortization of Deferred Financing Costs	Total Interest Expense	Direct Interest Expense(2)	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Barclays Facility	$16,466	$1,028	$17,494	$17,091	$1,033	$18,124
___________________
(1)     Borrowings of each of the Company's wholly-owned special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)     Direct interest expense includes the effect of non-usage fees, administration fees and make-whole fees, if any.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2025, were $443,923 and 7.38%, respectively. As of June 30, 2025, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 7.72%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024, were $400,546 and 8.30%, respectively. As of December 31, 2024, the Company’s effective interest rate on borrowings, including the effect of non-usage fees, was 7.76%.
Under its financing arrangement, the Company made certain representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangement as of June 30, 2025 and December 31, 2024.
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
On September 6, 2023, FSSL Finance BB Seller entered into a Master Confirmation in respect of Repurchase Transactions with Barclays, or the Confirmation, which supplements and is subject to the Master Repurchase Agreement, dated as of September 6, 2023, between FSSL Finance BB Seller and Barclays, or the Master Repurchase Agreement, and such Master Repurchase Agreement, as supplemented and evidenced by the Confirmation, or the Repurchase Agreement. Pursuant to the Repurchase Agreement, on one or more occasions beginning September 6, 2023, Barclays began purchasing the Notes held by FSSL Finance BB Seller for an aggregate purchase price of $400,000 outstanding as of June 30, 2025, which price may, subject to satisfaction of certain conditions, increase from time to time up to the maximum aggregate purchase price of $500,000. On August 12, 2025, the Company entered into an agreement to amend the Barclays Facility to, among other things, (i) increase the maximum facility size from $500,000 to $650,000 and (ii) extend the maturity date to August 12, 2028.
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
As of June 30, 2025, Notes in an aggregate principal amount of $400,000 had been purchased by FSSL Finance BB Seller from FSSL Finance BB AssetCo and subsequently sold to Barclays under the Barclays Facility for aggregate proceeds of $397,542. The carrying amount outstanding under the Barclays Facility approximates its fair value. The Company funded the purchase of Notes by FSSL Finance BB Seller through a capital contribution to FSSL Finance BB Seller. The Notes issued by FSSL Finance BB AssetCo and purchased by FSSL Finance BB Seller eliminate in consolidation on the Company's financial statements.
The Company incurred costs of $6,199 in connection with obtaining the Barclays Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheet and amortizes to interest expense over the life of the Barclays Facility. As of June 30, 2025, $2,458 of such deferred financing costs had yet to be amortized to interest expense.
The following table presents the carrying amount of the collateral pledged with the Company's open repurchase agreement as of June 30, 2025:

Counterparty	Repurchase Agreement	Non-Cash Collateral Pledged(1)	Cash Collateral Pledged	Net Exposure Due (to)/from Counterparty(2)
Barclays Facility	$(397,542)	$397,542	$—	$—
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

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 9. Financing Arrangement (continued)
The repurchase agreement is collateralized by all or a portion of the securities held within FSSL Finance BB AssetCo LLC. The following table presents the fair market value of collateral, principal value and principal value plus accrued interest of the securities pledged as collateral to the Barclays Facility as of June 30, 2025:

Repurchase Agreement	Fair Market Value of Collateral	Principal Value	Principal Value including Accrued Interest
Barclays Facility(1)	$769,294	$400,000	$401,236
_________________________
(1)     See footnote (f) to the unaudited consolidated schedule of investments as of June 30, 2025 in this quarterly report on Form 10-Q.
The following table reflects a breakdown of transactions accounted for as secured borrowings, the gross obligation by the type, and the remaining contractual maturity of those transactions as of June 30, 2025:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Less Than 30 Days	30 - 90 Days	More Than 90 Days	Total
Repurchase Agreement
Barclays Facility(1)	$—	$—	$—	$(401,236)	$(401,236)
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
See Note 4 for a discussion of the Company’s commitments to FS/EIG Advisor and its affiliates (including Future Standard) and Note 7 for a discussion of the Company’s unfunded commitments.

FS Specialty Lending Fund
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Six Months Ended June 30, 2025 (Unaudited)	Year Ended December 31, 2024
Per Share Data:(1)
Net asset value, beginning of period	$19.80	$20.58
Results of operations(2)
Net investment income	0.72	1.77
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.03)	(0.53)
Net increase (decrease) in net assets resulting from operations	0.69	1.24
Shareholder distributions(3)
Distributions from net investment income	(0.67)	(2.02)
Net decrease in net assets resulting from shareholder distributions	(0.67)	(2.02)
Net asset value, end of period	$19.82	$19.80
Shares outstanding, end of period(1)	75,917,730	75,917,730
Total return(4)	3.50%	6.20%
Total return (without assuming reinvestment of distributions)(4)	3.50%	6.04%
Ratio/Supplemental Data:
Net assets, end of period	$1,505,035	$1,503,456
Ratio of net investment income to average net assets(5)(6)	7.22%	8.65%
Ratio of total operating expenses to average net assets(5)	5.97%	5.69%
Ratio of management fee offset to average net assets(5)	—	(0.00)%
Ratio of net operating expenses to average net assets(5)	5.97%	5.69%
Ratio of interest expense to average net assets(5)	2.32%	2.31%
Portfolio turnover(7)	34.11%	68.24%
Total amount of senior securities outstanding	$400,000	$500,000
Asset coverage per unit(8)	$4,763	$4,007
Asset coverage ratio(8)	4.76	4.01
_________________________
(1)    The share information utilized to determine per share data has been retroactively adjusted to reflect the reverse share split discussed in Notes 1 and 3. Per share data may be rounded in order to recompute the ending net asset value per share. The outstanding shares reflect the reverse share split on a retroactive basis.
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
(5)    Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2025 are annualized. Annualized ratios for the six months ended June 30, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025.
(6)    If FS/EIG Advisor had not agreed to offset the amount of any structuring, upfront or certain other fees it or its members received against the management fee payable by the Company, the ratio of net investment income to average net assets would have been 8.65% for the year ended December 31, 2024. See Note 4 for a discussion of the management fee offset with FS/EIG Advisor.
(7)    Portfolio turnover for the six months ended June 30, 2025 is not annualized.
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
•    actual and potential conflicts of interest with the other funds managed by FS/EIG Advisor, Future Standard, EIG, or any of their respective affiliates;
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
•    future changes in laws or regulations and conditions in our operating areas; and

•    our ability to pay the targeted distributions and/or obtain leverage on terms satisfactory to us.
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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We intend to pursue our investment objectives by investing in both direct originations and broadly syndicated investments of secured and unsecured floating and fixed rate loans, bonds and other types of credit instruments. Investing in both direct originations and broadly syndicated investments allows us to be dynamic in our pursuit of opportunities across changing economic and credit cycles. We intend to focus on the following investment categories in an effort to generate returns for our investors with an acceptable level of risk.
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
The majority of our portfolio is comprised of income-oriented securities, which principally refers to debt securities and other income-producing investments, of privately-held companies within the United States. Generally, in the long-term we expect to weight our investments more heavily towards directly originated investments, as this will provide us with the ability to tailor investments to best match a project’s or company’s needs with our investment objectives. However, our investment policy enables FS/EIG Advisor to opportunistically invest in broadly syndicated investments and dynamically adjust allocations between private and public markets depending on where the risk-adjusted returns are most attractive. We intend to weight our portfolio towards senior secured debt, which we believe offers opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate or project loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by yield enhancements. These yield enhancements may include common equity, warrants, options, net profits interests, cash flow participations or other forms of equity participation that can provide additional consideration or “upside” in a transaction. A portion of our portfolio may be comprised of derivatives, including the use of total return swaps, credit default swaps and other swap contracts. In connection with certain of our debt investments or any restructuring of these debt investments, we may on occasion receive equity interests, including warrants or options, as additional consideration or otherwise in connection with a restructuring. We may also purchase select positions in equity positions. FS/EIG Advisor will seek to tailor our investment focus as market conditions evolve.
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
We reimburse FS/EIG Advisor for expenses necessary to perform services related to our administration and operations, including FS/EIG Advisor’s allocable portion of the compensation and related expenses of certain personnel of Future Standard and EIG providing administrative services to us on behalf of FS/EIG Advisor, and for transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as "broken deal" costs. We reimburse FS/EIG Advisor no less than quarterly for all costs and expenses incurred by FS/EIG Advisor in performing its obligations and providing personnel under the FS/EIG investment advisory agreement. The amount of this reimbursement is set at the lesser of (1) FS/EIG Advisor’s actual costs incurred in providing such services and (2) the amount that we estimate would be required to pay alternative service providers for comparable services in the same geographic location. FS/EIG Advisor allocates the cost of such services to us based on factors such as time allocations and other reasonable metrics. Our board of trustees reviews the methodology employed in determining how the expenses are allocated to us and assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of trustees considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of trustees compares the total amount paid to FS/EIG Advisor for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs. We do not reimburse FS/EIG Advisor for any services for which it receives a separate fee, or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of FS/EIG Advisor.
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
Expected Distributions
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. The enhanced distribution rate for each quarter in 2024 represented an annualized distribution rate of approximately 10.0%, in each case based on the then-current estimated net asset value. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2025 and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions to represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2025:

Net Investment Activity	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
Purchases	$261,568		$618,910
Sales and Repayments	(441,815)		(827,160)
Net Portfolio Activity	$(180,247)		$(208,250)

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$204,801	78%	$479,018	77%
Senior Secured Loans—Second Lien	—	—	—	—
Senior Secured Bonds	18,075	7%	18,075	3%
Unsecured Debt	—	—	—	—
Asset Based Finance	20,538	8%	42,538	7%
Equity/Other	18,154	7%	79,279	13%
Total	$261,568	100%	$618,910	100%
The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025 (Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$1,374,308	$1,356,484	82%	$1,456,889	$1,445,351	78%
Senior Secured Loans—Second Lien	54,108	50,479	3%	51,604	49,191	3%
Senior Secured Bonds	66,148	62,634	4%	104,296	103,726	6%
Unsecured Debt	41,047	41,235	2%	38,785	38,962	2%
Asset Based Finance	46,269	41,911	3%	49,437	46,171	2%
Equity/Other	103,042	93,935	6%	202,778	159,236	9%
Total	$1,684,922	$1,646,678	100%	$1,903,789	$1,842,637	100%
_________________________
(1)    Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Number of Portfolio Companies	73	86
% Variable Rate (based on fair value)	86.0%	81.3%
% Fixed Rate (based on fair value)	8.3%	10.0%
% Income Producing Equity/Other Investments (based on fair value)	4.4%	5.8%
% Non-Income Producing Equity/Other Investments (based on fair value)	1.3%	2.9%
Weighted Average Purchase Price of Debt Investments (as a % of par value)	99.4%	97.9%
% of Investments on Non-Accrual (based on fair value)	0.2%	1.1%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)	10.1%	9.2%
Gross Portfolio Yield Prior to Leverage (based on amortized cost)—Excluding Non-Income Producing Assets	10.5%	9.8%
Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. See "Expected Distributions" above for a discussion of the enhanced quarterly distributions paid and expected to be paid, subject to applicable legal restrictions and the sole discretion of our board of trustees. For the six months ended June 30, 2025 and the year ended December 31, 2024, our total return was 3.50% and 6.20%, respectively, and our total return without assuming reinvestment of distributions was 3.50% and 6.04%, respectively.
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
The following table presents certain selected information regarding our Direct Originations as of June 30, 2025 and December 31, 2024:

Characteristics of All Direct Originations held in Portfolio	June 30, 2025	December 31, 2024
Number of Portfolio Companies	45	40
% of Investments on Non-Accrual (based on fair value)	0.4%	0.5%
Total Cost of Direct Originations	$1,107,899	$1,001,354
Total Fair Value of Direct Originations	$1,091,460	$953,612
% of Total Investments, at Fair Value	66.3%	51.8%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations	10.0%	8.9%
Gross Portfolio Yield Prior to Leverage (based on amortized cost) of Funded Direct Originations—Excluding Non-Income Producing Assets	10.4%	9.7%
Portfolio Composition by Strategy
The table below summarizes the composition of our investment portfolio by strategy and enumerates the percentage, by fair value, of the total portfolio assets in such strategies as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Portfolio Composition by Strategy	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Direct Originations	$1,091,460	66%	$953,612	52%
Broadly Syndicated/Other	555,218	34%	889,025	48%
Total	$1,646,678	100%	$1,842,637	100%
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
The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$—	—	$—	—
2	1,472,638	89%	1,687,410	92%
3	130,537	8%	42,047	2%
4	43,114	3%	104,898	6%
5	389	0%	8,282	0%
Total	$1,646,678	100%	$1,842,637	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenues
Our investment income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$45,387	89%	$44,364	88%	$86,608	87%	$107,204	90%
Paid-in-kind interest income	3,639	7%	3,999	8%	6,884	7%	5,647	5%
Fee income	653	1%	1,233	3%	2,035	2%	1,645	1%
Dividend income	1,339	3%	690	1%	4,029	4%	5,040	4%
Total investment income(1)	$51,018	100%	$50,286	100%	$99,556	100%	$119,536	100%
_____________________________
(1)     Such revenues represent $44,118 and $43,528 of cash income earned as well as $6,900 and $6,758 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2025 and 2024, respectively, and represent $86,789 and $108,969 of cash income earned as well as $12,767 and $10,567 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
The level of interest income we receive is generally related to the balance of income-producing investments multiplied by the weighted average yield of our investments. We may experience volatility in the amount of interest income that we earn as the accrual status of existing portfolio investments may fluctuate due to restructuring activity in the portfolio.
The decrease in the amount of interest income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to one time interest received on certain preferred equity positions during the six months ended June

30, 2024. Preferred equity positions may be treated as debt for GAAP or tax purposes. The increase in the amount of PIK income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the acquisition of certain investments earning PIK income.
Fee income is transaction based, and typically consists of prepayment fees and structuring fees. As such, future fee income is generally dependent on new direct origination investments and the occurrence of events at existing portfolio companies resulting in such fees. The increase in the amount of fee income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the increase in miscellaneous fees during the period.
The decrease in the amount of dividend income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the decrease in dividends paid with respect to our investments in certain common equities.
Expenses
Our operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$8,662	$8,965	$17,532	$18,077
Administrative services expenses	1,267	1,535	2,520	3,070
Share transfer agent fees	802	919	1,595	1,838
Accounting and administrative fees	156	179	334	304
Interest expense	8,413	9,040	17,494	18,124
Trustees' fees	195	164	359	328
Listing advisory fees	1,570	—	1,570	—
Expenses associated with our independent audit and related fees	191	141	320	281
Legal fees	428	470	743	691
Printing fees	1,267	172	1,470	452
Other	635	444	1,061	901
Total operating expenses	23,586	22,029	44,998	44,066
Less: Management fee offset	—	(3)	—	(3)
Net operating expenses before taxes	23,586	22,026	44,998	44,063
Federal and state taxes	40	16	43	809
Total net expenses, including federal and state taxes	$23,626	$22,042	$45,041	$44,872
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2025 and 2024 (not annualized):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ratio of operating expenses and federal and state taxes to average net assets	1.57%	1.41%	2.98%	2.86%
Ratio of management fee offset to average net assets	—	(0.00)	—	(0.00)%
Ratio of net operating expenses and federal and state taxes to average net assets	1.57%	1.41%	2.98%	2.86%
Ratio of interest expense and federal and state taxes to average net assets	(0.56)%	(0.58)%	(1.16)%	(1.21)%
Ratio of net operating expenses, excluding certain expenses, to average net assets	1.01%	0.83%	1.82%	1.65%
Interest expense may increase or decrease our expense ratios relative to comparative periods depending on changes in benchmark interest rates such as SOFR, leverage utilization rates and the terms of our financing arrangements, among other factors. We incurred one-time, non-recurring expenses of $2,991 and $2,991, in connection with the reorganization and anticipated listing on the NYSE, including listing advisory fees of $1,570 and $1,570 and other expenses during the three and six months ended June 30, 2025, respectively.
Management Fee Offset
Structuring, upfront or certain other fees received by FS/EIG Advisor or its members which were offset against management fees due to FS/EIG Advisor from us were $0 and $3 for the three and six months ended June 30, 2025 and 2024, respectively. See Note 4 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a discussion of the management fee offset for the three and six months ended June 30, 2025 and 2024.

Net Investment Income
Our net investment income totaled $27,392 ($0.36 per share) and $28,244 ($0.37 per share) for the three months ended June 30, 2025 and 2024, respectively, and $54,515 ($0.72 per share) and $74,664 ($0.98 per share) for the six months ended June 30, 2025 and 2024, respectively.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency and swap contracts for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments(1)	$(14,337)	$8,101	$(23,384)	$12,291
Net change in realized gain (loss) on foreign currency	(63)	—	(87)	—
Net realized gain (loss) on swap contracts	(325)	3,900	84	6,227
Net realized gain (loss) on forward foreign currency exchange contracts	(1,046)	—	(1,046)	—
Total net realized gain (loss)	$(15,771)	$12,001	$(24,433)	$18,518
_________________________
(1)    We sold investments and received principal repayments, other than short-term investments and U.S. government obligations, of $355,505 and $86,310, respectively, during the three months ended June 30, 2025 and $351,590 and $107,700, respectively, during the three months ended June 30, 2024. We sold investments and received principal repayments of $646,345 and $180,815, respectively, during the six months ended June 30, 2025 and $420,337 and $171,070, respectively, during the six months ended June 30, 2024.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$6,801	$1,204	$22,908	$(33,809)
Net change in unrealized appreciation (depreciation) on swap contracts	190	29	(70)	225
Net change in unrealized appreciation (depreciation) on foreign currency	26	(4)	26	(13)
Net change in unrealized appreciation (depreciation) on forward foreign currency exchange contracts	(428)	—	(305)	—
Total net change in unrealized appreciation (depreciation)	$6,589	$1,229	$22,559	$(33,597)
During the three and six months ended June 30, 2025 and 2024, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the performance of our directly originated assets and certain of our equity/other investments.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $18,210 ($0.24 per share) and $41,474 ($0.55 per share), respectively. For the six months ended June 30, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $52,641 ($0.69 per share) and $59,585 ($0.78 per share), respectively.
This “Results of Operations” section should be read in conjunction with “Expected Distributions” above.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $233,257 in cash and cash equivalents and foreign currency, which we held in custodial accounts and a money market fund, and $100,000 in borrowings available under our financing arrangement. As of June 30, 2025, we also had broadly syndicated investments that could be sold to create additional liquidity. As of June 30, 2025, we had 22 senior secured loan investments with aggregate unfunded commitments of $95,033. We maintain sufficient cash on hand, available borrowings and/or liquid securities to fund such unfunded commitments and other contractual commitments should the need arise.
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
Financing Arrangement
The following table presents a summary of information with respect to our outstanding financing arrangement as of June 30, 2025:

Arrangement(1)	Type of Arrangement	Rate(2)	Amount Outstanding	Amount Available	Maturity Date(3)
Barclays Facility	Repurchase	Term SOFR+3.00%	$400,000	$100,000	September 6, 2026
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
(3)    On August 12, 2025, Barclays entered into an amendment to the Barclays Facility with us to extend the maturity date to August 12, 2028.
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
Our distribution proceeds have exceeded and in the future are expected to exceed our earnings. Therefore, portions of the distributions that we have made represented, and may make in the future are expected to represent, a return of capital to shareholders, which lowers their tax basis in their common shares. A return of capital generally is a return of an investor’s investment rather than a return of earnings or gains derived from our investment activities and will be made after deducting the fees and expenses payable in connection with our continuous public offering, including any fees payable to FS/EIG Advisor. Moreover, a return of capital will generally not be taxable, but will reduce each shareholder’s cost basis in our common shares, and will result in a higher reported capital gain or lower reported capital loss when the common shares on which such return of capital was received are sold. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our shareholders.
We intend to make any regular distributions in the form of cash, out of assets legally available for distribution.

Subject to applicable legal restrictions and the sole discretion of our board of trustees, we expect to provide enhanced quarterly distributions to shareholders until the achievement of a long-term liquidity event. We expect to provide enhanced quarterly distributions to shareholders representing an annualized distribution rate of approximately 12.5% and 15.0% based on estimated net asset value as of such quarter end for 2025, and 2026 and beyond, respectively, provided we have not achieved a long-term liquidity event. We expect a portion of these distributions to represent a return of investor capital, helping to accelerate liquidity for shareholders in the near-term. Our board of trustees has and will continue to evaluate our ability to pay any distributions in the future. There can be no assurance that we will be able to pay distributions in the future. The timing and amount of any future distributions to shareholders are subject to applicable legal restrictions and the sole discretion of our board of trustees.
The following table reflects the cash distributions per share that we have declared on our common shares:

	Distribution
For the Three Months Ended	Per Share(2)	Amount
Fiscal 2024
March 31, 2024(1)	$0.0204	$1,549
June 30, 2024	0.5196	39,447
Total	$0.5400	$40,996
Fiscal 2025
March 31, 2025(1)	$0.0408	$3,097
June 30, 2025	0.6318	47,965
Total	$0.6726	$51,062
______________________
(1)    For the quarter ended December 31, 2024, the distribution amount per share was $0.4926, comprised of an initial distribution per share of $0.4518 declared in December 2024 and the remaining distribution per share of $0.0408 declared in January 2025, collectively representing an annualized distribution rate to shareholders of approximately 10.0%. For the quarter ended December 31, 2023, the distribution amount per share was $0.3858, comprised of an initial distribution per share of $0.3654 declared in December 2023 and the remaining distribution per share of $0.0204 declared in January 2024, collectively representing an annualized distribution rate to shareholders of approximately 7.5%.
(2)    The amount of each per share distribution has been retroactively adjusted to reflect the reverse share split as discussed in Notes 1 and 3 to our unaudited consolidated financial statements included herein.
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Barclays Facility
On August 12, 2025, we entered into an agreement to amend the Barclays Facility to, among other things, (i) increase the maximum facility size from $500,000 to $650,000 and (ii) extend the maturity date to August 12, 2028. See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangement.

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
Contractual Obligations
We have entered into an agreement with FS/EIG Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the FS/EIG investment advisory agreement are equal to 1.75% of the average weekly value of our gross assets and an incentive fee based on our performance. Base management fees are generally paid on a quarterly basis in arrears. FS/EIG Advisor is reimbursed for administrative services expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of this agreement and for the amount of fees and expenses accrued under this agreement during the six months ended June 30, 2025 and 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, 86.0% of our portfolio investments (based on fair value) paid variable interest rates, 8.3% paid fixed interest rates, 4.4% were income producing equity/other investments and the remaining 1.3% consisted of non-income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and the amount of incentive fees payable to FS/EIG Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve-month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangement in effect as of June 30, 2025 (dollar amounts are presented in thousands):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(23,674)	$(4,000)	$(19,674)	(14.7)%
No change	—	—	—	—
Up 100 basis points	$3,132	$4,000	$(868)	(0.7)%
Up 300 basis points	$29,941	$12,000	$17,941	13.4%
Up 500 basis points	$56,751	$20,000	$36,751	27.4%
___________________
(1)     Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)     Assumes current debt outstanding as of June 30, 2025, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2025 and 2024, we did not engage in interest rate hedging activities.
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

Item 4. Controls and Procedures.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Barclays Facility
On August 12, 2025, we entered into an agreement to amend the Barclays Facility to, among other things, (i) increase the maximum facility size from $500,000 to $650,000 and (ii) extend the maturity date to August 12, 2028. See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangement.

Item 6. Exhibits.
2.1*    Agreement and Plan of Reorganization dated as of April 22, 2025, among FS Specialty Lending Fund, New FS Specialty Lending Fund, and, for the limited purposes set forth therein, FS/EIG Advisor, LLC.
10.1*    Amendment No. 1 to the Barclays Repurchase Agreement, dated as of August 12, 2025 by and among FS Specialty Lending Fund, Barclays Bank PLC and Computershare Trust Company, N.A.
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
101.DEF*    Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*    Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*    Inline XBRL Taxonomy Extension Presentation Linkbase Document
104    Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2025.

FS Specialty Lending Fund

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD T. GALLIVAN, JR.
Edward T. Gallivan, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)